Form 10-Q
period 1996-06-30
UNITED DENTAL CARE INC /DE/
filed 1996-08-06
CIK 948556

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                       Commission file number     0-26688

                            UNITED DENTAL CARE, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                               75-2309712
      (State or other jurisdiction                 (I.R.S. Employer
           of incorporation)                       Identification No.)

                         14755 PRESTON ROAD, SUITE 300
                              DALLAS, TEXAS 75240
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (214) 458-7474
              (Registrant's telephone number, including area code)

                                      NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  xx
   ------   ------

The number of shares outstanding of the issuer's only class of $0.10 par value common stock as of July 25, 1996 was 6,908,416.

                            UNITED DENTAL CARE, INC.

                                     INDEX


                                                                                                         Page No.
                                                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         o        Consolidated Balance Sheets
                    December 31, 1995 and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         o        Consolidated Statements of Operations
                    Quarters ended June 30, 1995 and 1996 and
                    Six month periods ended June 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . 4

         o        Consolidated Statements of Cash Flows
                    Six month periods ended June 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . 5

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 4.  Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11





                                   2 of 11

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                  United Dental Care, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                            (Dollars in thousands)



                                                                                             December 31,          June 30,
                                                                                                 1995                1996
                                                                                             ------------         -----------
                                                                                                                  (Unaudited)
                  ASSETS
                    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .        $     46,940         $    20,345
                    Premiums receivable . . . . . . . . . . . . . . . . . . . . . . .               4,757               4,387
                    Accrued interest and other current assets . . . . . . . . . . . .                 522                 861
                    Deferred taxes, current . . . . . . . . . . . . . . . . . . . . .                 392                 729
                                                                                             ------------         -----------
                      Total current assets  . . . . . . . . . . . . . . . . . . . . .              52,611              26,322

                    Regulatory deposits . . . . . . . . . . . . . . . . . . . . . . .               3,155               3,437
                    Furniture and equipment, net  . . . . . . . . . . . . . . . . . .               2,855               4,498
                    Intangible assets, net  . . . . . . . . . . . . . . . . . . . . .              27,394              41,667
                    Other assets, net . . . . . . . . . . . . . . . . . . . . . . . .                 434                 109
                    Deferred taxes, noncurrent  . . . . . . . . . . . . . . . . . . .                 139                 109
                                                                                             ------------         -----------
                       Total assets . . . . . . . . . . . . . . . . . . . . . . . . .        $     86,588         $    76,142
                                                                                             ============         ===========
                  LIABILITIES
                    Accounts payable, accrued expenses and claims reserve . . . . . .        $      5,079         $     4,123
                    Unearned premiums   . . . . . . . . . . . . . . . . . . . . . . .               4,612               2,614
                    Current portion of debt . . . . . . . . . . . . . . . . . . . . .              11,913                 978
                    Other current liabilities . . . . . . . . . . . . . . . . . . . .                 115                 158
                                                                                             ------------         -----------
                       Total current liabilities  . . . . . . . . . . . . . . . . . .              21,719               7,873
                    Long-term debt, net of current portion  . . . . . . . . . . . . .               3,269               3,598
                                                                                             ------------         -----------
                       Total liabilities  . . . . . . . . . . . . . . . . . . . . . .              24,988              11,471
                                                                                             ------------         -----------


                  STOCKHOLDERS' EQUITY
                    Common stock, $.10 par value  . . . . . . . . . . . . . . . . . .                 690                 691
                    Additional paid-in capital  . . . . . . . . . . . . . . . . . . .              52,086              52,100
                    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .               8,824              11,880
                                                                                             ------------         -----------
                      Total stockholders' equity  . . . . . . . . . . . . . . . . . .              61,600              64,671
                                                                                             ------------         -----------
                      Total liabilities and stockholders' equity  . . . . . . . . . .        $     86,588         $    76,142
                                                                                             ============         ===========



  The accompanying notes are an integral part of these financial statements.





                                    3 of 11

                            United Dental Care, Inc.
                     Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                               Three Months Ended                      Six Months Ended
                                                                    June 30,                               June 30,
                                                          ----------------------------            ---------------------------
                                                             1995              1996                1995              1996
                                                          ----------        ----------           ----------        ----------
 REVENUES:
     Managed benefits  . . . . . . . . . . . . . .        $   14,741        $   22,395           $   29,175        $   43,118
     Indemnity . . . . . . . . . . . . . . . . . .             4,210             3,655                8,459             7,422
     Interest income and other revenue . . . . . .               205               281                  393               585
                                                          ----------        ----------           ----------        ----------
            Total revenues . . . . . . . . . . . .            19,156            26,331               38,027            51,125
                                                          ----------        ----------           ----------        ----------
 COSTS AND EXPENSES:
     Dental services expense:
            Managed benefits . . . . . . . . . . .             8,116            13,044               15,775            25,127
            Indemnity  . . . . . . . . . . . . . .             3,351             2,699                7,035             5,547
     Sales and marketing . . . . . . . . . . . . .             2,426             2,928                5,012             5,726
     General and administrative  . . . . . . . . .             3,479             4,403                6,988             8,685
     Depreciation and amortization . . . . . . . .               282               538                  557             1,003
     Interest expense. . . . . . . . . . . . . . .               294               115                  609               209
                                                          ----------        ----------           ----------        ----------
            Total costs and expenses . . . . . . .            17,948            23,727               35,976            46,297
                                                          ----------        ----------           ----------        ----------
 INCOME BEFORE FEDERAL INCOME TAXES  . . . . . . .             1,208             2,604                2,051             4,828
 PROVISION FOR FEDERAL INCOME TAXES  . . . . . . .               480               959                  800             1,772
                                                          ----------        ----------           ----------        ----------
 NET INCOME  . . . . . . . . . . . . . . . . . . .        $      728        $    1,645           $    1,251        $    3,056
                                                          ==========        ==========           ==========        ==========
 NET INCOME PER COMMON SHARE . . . . . . . . . . .        $     0.15        $     0.23           $     0.26        $     0.42

 WEIGHTED AVERAGE SHARES OUTSTANDING . . . . . . .         4,759,663         7,193,857            4,740,157         7,222,149



   The accompanying notes are an integral part of these financial statements.





                                    4 of 11

                  United Dental Care, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                 (Unaudited)




                                                                                  For Six Months Ended
                                                                                        June 30,
                                                                              ----------------------------
                                                                                 1995                1996
                                                                              ---------           --------
 OPERATING ACTIVITIES:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   1,251           $  3,056
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization  . . . . . . . . . . . . . . .                557              1,003
        Changes in operating assets and liabilities:
            (Increase) decrease in premiums receivable . . . . . . .               (263)               822
            Decrease (increase) in accrued interest and other                        47               (339)
            current assets . . . . . . . . . . . . . . . . . . . . .
            Increase (decrease) in accounts payable, accrued
              expenses and claims reserve  . . . . . . . . . . . . .                947             (1,958)
            (Increase) in deferred income taxes  . . . . . . . . . .               ----               (190)
            (Increase) decrease in other assets  . . . . . . . . . .               (142)               325
            Increase (decrease) in unearned premiums . . . . . . . .                138             (2,152)
                                                                              ---------           --------
                 Net cash provided by operating activities . . . . .              2,535                567
 INVESTING ACTIVITIES:
    Purchases of furniture and equipment . . . . . . . . . . . . . .               (482)            (2,001)
    Increase in regulatory deposits  . . . . . . . . . . . . . . . .               (217)               (82)
    Investment in new market . . . . . . . . . . . . . . . . . . . .               ----               (148)
    Purchase of Associated (less cash acquired)  . . . . . . . . . .               ----            (13,575)
                                                                              ---------           --------
                 Net cash used in investing activities . . . . . .                 (699)           (15,806)

 FINANCING ACTIVITIES:
    Proceeds from long-term debt . . . . . . . . . . . . . . . . . .                135               ----
    Repayment of indebtedness  . . . . . . . . . . . . . . . . . . .             (1,917)           (11,371)
    Stock options exercised  . . . . . . . . . . . . . . . . . . . .                465                 15
    Issuance of stock warrants . . . . . . . . . . . . . . . . . . .                 80               ----
                                                                              ---------           --------
                 Net cash used in financing activities . . . . . . .             (1,237)           (11,356)

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . .                599            (26,595)
 CASH AND CASH EQUIVALENTS:
     Beginning of period                                                          8,821             46,940
                                                                              ---------           --------
     End of period                                                            $   9,420           $ 20,345
                                                                              =========           ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:

     Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     460           $    175
                                                                              =========           ========
     Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .          $     901           $  1,972
                                                                              =========           ========

   The accompanying notes are an integral part of these financial statements.





                                    5 of 11

                   United Dental Care, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



1.       Basis of Presentation

         The financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required under generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K. However, this information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the quarter and the year-to-date are not necessarily indicative of the results to be expected for the full year.

2.       Acquisitions

         Effective November 1, 1995, the Company completed the acquisition of all of the outstanding capital stock of U.S. Dental Management, Inc. ("US Dental") for $12.6 million, composed of $1.3 million in cash at the closing, principal payments totaling $1.0 million over the three-year period beginning November 30, 1995 and an additional payment of $10.3 million in January 1996. US Dental was a managed dental benefits company that operated prepaid dental plans in four states with approximately 165,000 members at October 31, 1995.

         Effective February 1, 1996, the Company completed the acquisition of all of the outstanding capital stock of Associated Health Plans, Inc. and Associated Companies, Inc. (collectively, "Associated") for $15.0 million. Associated was a managed dental benefits company that operated prepaid dental plans in Arizona with approximately 220,000 members at January 31, 1996.

3.       Stockholders' Equity

         In September 1995, the Company completed an initial public offering of 2,375,000 shares of its common stock for $22.00 per share (the "Offering"), resulting in net proceeds of approximately $48.0 million. The Company used approximately $10.0 million of such proceeds for the repayment of all outstanding bank indebtedness, which had been incurred in 1994 to finance the acquisition of International Dental Health, Inc. ("IDH"), and $0.7 million for the regular annual payment of the deferred purchase price of IDH.





                                    6 of 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of revenues represented by the items reflected in the Company's consolidated statements of operations:


                                                                    For Three Months Ended               For Six Months Ended
                                                                           June 30,                            June 30,
                                                                  --------------------------            -----------------------
                                                                   1995               1996                1995           1996
                                                                  -------             ------             ------         ------
             REVENUES:
                Premiums earned:
                   Managed benefits  . . . . . . . . . . .           77.0%              85.0%              76.7%          84.3%
                   Indemnity . . . . . . . . . . . . . . .           22.0               13.9               22.2           14.5
                   Interest and other revenue  . . . . . .            1.0                1.1                1.1            1.2
                                                                  -------             ------             ------         ------
                         Total Revenues  . . . . . . . . .          100.0              100.0              100.0          100.0
                                                                  -------             ------             ------         ------
             EXPENSES:
                   Dental services:
                      Managed benefits . . . . . . . . . .           42.4               49.5               41.5           49.1
                      Indemnity  . . . . . . . . . . . . .           17.5               10.3               18.5           10.9
                                                                  -------             ------             ------         ------
                         Subtotal  . . . . . . . . . . . .           59.9               59.8               60.0           60.0
                                                                  -------             ------             ------         ------
                   Sales and marketing expenses  . . . . .           12.6               11.1               13.2           11.2
                   General and administrative expenses . .           18.2               16.7               18.4           17.0
                   Depreciation and amortization . . . . .            1.5                2.0                1.4            2.0
                   Interest expense  . . . . . . . . . . .            1.5                0.5                1.6            0.4
                                                                  -------             ------             ------         ------
                         Total expenses  . . . . . . . . .           93.7               90.1               94.6           90.6
                                                                  -------             ------             ------         ------
             Net income before Federal income taxes  . . .            6.3                9.9                5.4            9.4
             Federal income taxes  . . . . . . . . . . . .            2.5                3.7                2.1            3.4
                                                                  -------             ------             ------         ------
             Net income  . . . . . . . . . . . . . . . . .            3.8%               6.2%               3.3%           6.0%
                                                                  =======             ======             ======         ======


Comparison of Second Quarter of 1996 to Second Quarter of 1995

Revenues. Revenues for the quarter ended June 30, 1996, increased by $7.1 million, or 37.0% to $26.3 million from $19.2 million in the comparable quarter of 1995. Managed benefits revenues became a more significant portion of revenues increasing $7.7 million to $22.4 million, representing 85% of revenues, as compared to $14.7 million (77% of revenues) in 1995. The increase in managed benefits premium revenues was primarily a result of an increase in the number of members rather than price increases. The Company had 1,099,508 members (excluding indemnity membership) at June 30, 1996 as compared to 679,702 at June 30, 1995. During the three months ended June 30, 1996, total membership decreased from 1,177,886 at March 31, 1996, to 1,175,180 at June 30, 1996. The change for the comparable period from March 31, 1995 to June 30, 1995 was from 773,775 to 772,824. Historically, the Company's rate of premium increases on its managed benefits products has been less than the rate of increase in the cost of dental services in general. Indemnity revenues declined from $4.2 million (22.0% of revenues) to $3.7 million (13.9% of revenues) largely due to the termination in December, 1995 of a large New Mexico group of approximately 14,000 members. Interest income and other revenue increased $0.1 million.





                                   7 of 11

Dental Services. Dental services expenses increased $4.2 million, or 36.5% to $15.7 million in 1996 from $11.5 million in 1995 primarily due to the increase in membership discussed above. A major change in revenue mix caused total dental services as a percentage of revenue to remain essentially unchanged at 59.8% in 1996 (as compared to 59.9% in 1995), although the component costs changed significantly.

         Managed Benefits:

         Dental service expenses for the Company's managed benefits plans, which consist primarily of capitation payments to general dentists, increased to 58.2% of managed benefits revenues in 1996, from 55.1% in 1995, primarily due to the effect of the higher dental services expense ratio in the managed dental benefits business that the Company acquired through US Dental and Associated. The managed benefits plans offered by US Dental and Associated historically were sold at lower premium levels than the Company's pre-existing managed benefits plans, thereby resulting in the payment to general dentists of a relatively higher percentage of premiums. It is management's intention to increase premiums over the next several years, as market conditions permit, thereby increasing revenues. In most markets, this will allow the Company to increase the amounts paid to general dentists through capitation payments improving the economics for managed care general dentists. Management expects these actions to result in the percentage of dental services expenses for all of its managed dental benefits plans relative to managed benefits revenues declining below the percentage experienced in the second quarter of 1996.

         Indemnity:

         Claims expense for the indemnity business in the second quarter of 1996 was 73.8% of indemnity revenues, down from 79.6% in the comparable quarter of 1995. This improvement is due to the late 1995 termination of the large New Mexico group that had a loss ratio in excess of 93% and to price increases on the remaining business.

Sales and Marketing. Sales and marketing expenses increased $0.5 million, or 20.8% to $2.9 million in 1996 from $2.4 million in 1995. Sales and marketing expenses as a percentage of revenue declined to 11.1% in 1996 from 12.6% in 1995. A portion of the sales and marketing costs, such as base salaries of field sales personnel is fixed so that the expenses as a percentage of revenues decline as revenues increase.

General and Administrative. General and administrative expenses increased $0.9 million, or 25.7%, to $4.4 million in 1996 from $3.5 million in 1995. The decrease in general and administrative expenses as a percentage of revenues from 18.2 % in 1995 to 16.7% in 1996 was primarily attributable to the largely fixed nature of such costs, which generally do not vary in the short term relative to changes in revenue.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.2 million, 66.7%, to $0.5 million in 1996 from $0.3 million in 1995. Most of this increase was the result of amortization of the goodwill and the consulting and non-competition agreements attributable to the acquisitions of US Dental and Associated.

Interest. Interest expense decreased to $0.1 million in 1996 from $0.3 million in 1995. The 1996 interest expense was composed of the imputed interest on the consulting and non-competition agreements incurred to finance the Company's acquisitions. The weighted average interest rate on these agreements during the second quarter of 1996 was 7.9%. This weighted average interest rate also includes the fees for letters of credit related to the agreements.

Taxes. The average tax rate was 36.8% and 39.7% in 1996 and 1995, respectively. The lower tax rate in 1996 was largely the result of the $0.2 million tax exempt interest income earned on cash balances. During the comparable period in 1995, the interest income was fully taxable. The average tax rate was greater than the statutory Federal tax rate of 34%, primarily as the result of the non-deductibility of the amortization of goodwill incurred in the Company's acquisitions.





                                    8 of 11

Comparison of First Six Months of 1996 to First Six Months of 1995

Revenues. Managed benefits revenues increased by $13.9 million, or 47.6% to $43.1 million in 1996 from $29.2 million in 1995. Interest income and other revenue increased $0.2 million. The increase in premium revenues was primarily a result of an increase in the number of members. During the first six months of 1996, managed benefits membership increased from 861,051 at December 31, 1995 to 1,099,508 at June 30, 1996, including an increase of approximately 220,000 members from the Associated acquisition. The increase in the comparable period in 1995 was from 740,984 to 772,824. Indemnity revenues declined from $8.5 million (22.2% of revenues) to $7.4 million (14.5% of revenues) largely due to the termination of a large New Mexico group in December 1995.

Dental Services. Dental services expenses increased $7.9 million, or 25.6% to $30.7 million in 1996 from $22.8 million in 1995, primarily due to the increase in membership discussed above. Total dental services as a percentage of premium revenues remained relatively unchanged at 60.7% of premiums (60.6% in 1995). Dental service expenses for the Company's managed benefits plans, which consist primarily of capitation payments to general dentists, increased to 58.3% of managed benefits revenues in 1996, from 54.1% in 1995. The managed benefits plans offered by US Dental and Associated historically were sold at lower premium levels than the Company's pre-existing managed benefits plans, thereby resulting in the payment to general dentists of a relatively higher percentage of premiums. Claims expense for the indemnity business was 74.7% of indemnity revenues. See above discussion for additional information concerning trends in dental expenses.

Sales and Marketing. Sales and marketing expenses increased $0.7 million, or 14.0% to $5.7 million in 1996 from $5.0 million in 1995. Sales and marketing expenses as a percentage of revenue declined to 11.2% in 1996 from 13.2% in 1995. This decrease was largely attributable to the increase in the percentage of revenues from managed dental benefits plans relative to indemnity plans in 1996 as compared to 1995. Since the indemnity business generates a higher per member per month revenue than is generated by the managed dental benefits plans, and a portion of the sales and marketing costs, such as base salaries and printing costs, are fixed, the expenses as a percentage of revenues
decline.   In addition, the commissions paid on the indemnity business are lower as a percentage of revenues than those paid on the managed dental benefits plans.

General and Administrative. General and administrative expenses increased $1.7 million, or 24.3%, to $8.7 million in 1996 from $7.0 million in 1995. The decline in general and administrative expenses as a percentage of revenues to 17.0% in 1996 from 18.4% in 1995 was primarily attributable to efficiencies achieved through the consolidation of executive staffs and accounting departments due to the acquisition of IDH, US Dental and Associated. In addition, there was a decrease in premium taxes as a percentage of revenue because the Company now generates a greater percentage of its revenues in states that have lower premium taxes.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.4 million, or 66.7%, to $1.0 million in 1996 from $0.6 million in 1995. This increase was the result of amortization of the goodwill and consulting and non- competition agreements attributable to the acquisitions of US Dental and Associated.

Interest. Interest expense decreased to $0.2 million in 1996 from $0.6 million in 1995. The 1996 interest expense was composed of the imputed interest on the agreements incurred to finance the Company's acquisitions. The weighted average interest rate on these agreements during the first six months of 1996 was 7.9%. This weighted average interest rate also includes the fees for letters of credit related to the agreements.

Taxes. The average tax rate was 36.7% and 39.0% in 1996 and 1995, respectively. The lower tax rate in 1996 was largely the result of the $0.4 million tax exempt interest income earned on cash balances. During the comparable period in 1995, the Company did not have significant cash balances and interest income was fully





                                    9 of 11
taxable. The average tax rate was higher than the statutory Federal tax rate of 34%, primarily as the result of the non-deductibility of the amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The Company's historical operating cash requirements have been more than met through cash provided by operations. Net cash provided by operating activities was $0.6 million for the six months ended June 30, 1996, composed of $1.3 million in cash provided by operating activities in the first quarter of 1996 partially offset by the use of $0.7 million in the second quarter. The second quarter's use of cash was a result of (i) a change to earlier capitation payments to certain network dentists that resulted in a one-time increase in cash outflow and (ii) a change to later collection of prepaid revenues from certain groups that resulted in a one-time decrease in cash flows. Both changes were instituted to provide better customer service and had no effect on operating earnings. The decrease in unearned premiums of $2.2 million and the decrease in accounts payable, accrued expenses and claims reserves of $2.0 million reflect this one-time impact on cash from operating activities.

The Company's primary cash need after operations is for debt service on consulting and non-competition agreements entered into as part of the Company's acquisitions. The principal amount of such indebtedness of the Company at June 30, 1996 was $4.6 million. The various agreements have fixed rates of interest ranging from 5.0% to 7.5% and require aggregate payments of principal and interest of $1.4 million per year.

In June 1995, the Company entered into a contract to acquire a new information system to replace its existing system. The project is currently expected to cost approximately $4.0 million and to be completed in the fourth quarter of 1996. Capital expenditures, other than the cost of the new information system, were $0.8 million during the six months ended June 30, 1996. Such expenditures primarily consisted of computer equipment and furniture purchased in connection with the integration of US Dental and Associated into the Company. Capital expenditures for the remainder of the 1996 fiscal year, excluding the costs associated with the new information system, are expected to be approximately $0.5 million.

Under applicable insurance laws of most states in which the Company conducts business, the Company's subsidiary operating in the particular state is required to maintain a minimum level of net worth and reserves. In general, minimum capital requirements are more stringent for indemnity insurance companies, such as United Dental Care Insurance Company ("UDCIC"). The Company may be required from time to time to invest funds in one or more of its subsidiaries to meet regulatory capital requirements. The implementation of risk-based capital regulations in states having jurisdiction over UDCIC may require that the Company increase its investment in UDCIC. However, the Company does not believe that compliance with such regulations will adversely affect the Company's ability to meet its operating cash requirements. The Company believes that UDCIC will be able to satisfy such regulations without the need for significant capital contributions by the Company. Applicable laws generally limit the ability of the Company's subsidiaries to pay dividends to the extent that required regulatory capital would be impaired.

Management believes that the Company's operations are not materially affected by inflation. The Company's principal costs, such as dental services expense and sales and marketing expenses, are largely related to membership levels and are therefore variably related to premium revenues. Historically, the Company's rate of premium increases has been less than the rate of increase in the cost of dental services in general.





                                    10 of 11

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 24, 1996, the Arizona Department of Insurance filed a Notice of Administrative Hearing against the Company alleging that the Company consummated its acquisition of Affiliated Health Plans, Inc. ("AHP") without complying with the requirements of the Arizona Insurance Holding Company Act (the "Act"). The Company acquired AHP in January, 1996. AHP is licensed in Arizona as a prepaid dental plan. The Company did not make a filing under the Act in connection with the AHP acquisition because its interpretation is that the Act does not apply to AHP since AHP is not an "insurer" as defined by and subject to the Act. The Notice seeks fines of up to $50,000 for each violation against the Company and any officer or director of the Company that knowingly violated the Act, and also seeks an Order directing compliance with the Act in connection with the AHP acquisition. The Company has filed an answer denying the allegations. The Company expects a determination to be made by an Arizona administrative judge in the fourth quarter of 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to the security-holders for a vote during the quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

11.*   -  Statement regarding computation of per share earnings.
27.*   -  Financial Data Schedule

- --------------------------------

*      Filed herewith.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               UNITED DENTAL CARE, INC.
                                         --------------------------------------
                                                     (Registrant)



Date:    July 25, 1996                               MARK E. PAPE
       ------------------                --------------------------------------
                                           Mark E. Pape, Senior Vice President
                                                 Chief Financial Officer





                                    11 of 11

                            UNITED DENTAL CARE, INC.

                               INDEX OF EXHIBITS


Exhibit No.
- -----------

   11.       Statement regarding computation of per share earnings

   27.       Financial Data Schedule