Form 10-Q
period 1996-09-30
UNITED DENTAL CARE INC /DE/
filed 1996-11-13
CIK 948556

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
      (Mark One)
            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                       Commission file number     0-26688

                            UNITED DENTAL CARE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    75-2309712
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
         incorporation)

                         14755 PRESTON ROAD, SUITE 300
                              DALLAS, TEXAS 75240
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 458-7474
              (Registrant's telephone number, including area code)

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

Yes  xx    No
    ----      ----

The number of shares outstanding of the issuer's only class of $.10 par value common stock as of November 11, 1996 was 8,908,416.

                            UNITED DENTAL CARE, INC.

                                     INDEX


                                                                                                             Page No.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         o        Consolidated Balance Sheets
                    December 31, 1995 and September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . 3

         o        Consolidated Statements of Operations
                    Quarters ended September 30, 1995 and 1996 and
                    Nine month periods ended September 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . . 4

         o        Consolidated Statements of Cash Flows
                    Nine month periods ended September 30, 1995 and 1996  . . . . . . . . . . . . . . . . . . . 5

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 4.  Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12





                                    2 of 12

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                   United Dental Care, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                             (Dollars in thousands)



                                                            December 31,   September 30,
                                                               1995             1996
                                                            ------------   -------------
 ASSETS                                                                      (Unaudited)
   Cash and cash equivalents . . . . . . . . . . . . . . . .  $46,940         $15,461
   Premiums receivable . . . . . . . . . . . . . . . . . . .    4,757           8,317
   Accrued interest and other current assets . . . . . . . .      522           1,000
   Deferred taxes, current . . . . . . . . . . . . . . . . .      392             729
                                                              -------         -------
     Total current assets  . . . . . . . . . . . . . . . . .   52,611          25,507
   Regulatory deposits . . . . . . . . . . . . . . . . . . .    3,155           3,368
   Furniture and equipment, net  . . . . . . . . . . . . . .    2,855           5,466
   Intangible assets, net  . . . . . . . . . . . . . . . . .   27,394          42,356
   Other assets, net . . . . . . . . . . . . . . . . . . . .      434           1,352
   Deferred taxes, noncurrent  . . . . . . . . . . . . . . .      139             109
                                                              -------         -------
      Total assets . . . . . . . . . . . . . . . . . . . . .  $86,588         $78,158
                                                              =======         =======
 LIABILITIES
   Accounts payable, accrued expenses and claims reserve . .  $ 5,079         $ 4,988
   Unearned premiums   . . . . . . . . . . . . . . . . . . .    4,612           2,638
   Current portion of debt . . . . . . . . . . . . . . . . .   11,913             978
   Other current liabilities . . . . . . . . . . . . . . . .      115             109
                                                              -------         -------
      Total current liabilities  . . . . . . . . . . . . . .   21,719           8,713
   Long-term debt, net of current portion  . . . . . . . . .    3,269           2,773
                                                              -------         -------
      Total liabilities  . . . . . . . . . . . . . . . . . .   24,988          11,486
                                                              -------         -------

 STOCKHOLDERS' EQUITY
   Common stock, $.10 par value  . . . . . . . . . . . . . .      690             691
   Additional paid-in capital  . . . . . . . . . . . . . . .   52,086          52,225
   Retained earnings . . . . . . . . . . . . . . . . . . . .    8,824          13,756
                                                              -------         -------
     Total stockholders' equity  . . . . . . . . . . . . . .   61,600          66,672
                                                              -------         -------
     Total liabilities and stockholders' equity  . . . . . .  $86,588         $78,158
                                                              =======         =======


   The accompanying notes are an integral part of these financial statements.





                                    3 of 12

                            United Dental Care, Inc.
                     Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                        Three Months Ended                 Nine Months Ended
                                                          September  30,                      September 30,
                                                     -------------------------        ----------------------------
                                                       1995            1996             1995                1996
                                                     ---------       ---------        ---------          ---------
 REVENUES:
     Managed benefits  . . . . . . . . . . .         $  14,870       $  22,561        $  44,045          $  65,679
     Indemnity . . . . . . . . . . . . . . .             4,188           3,802           12,647             11,224
     Interest income and other revenue . . .               282             350              675                935
                                                     ---------       ---------        ---------          ---------
            Total revenues . . . . . . . . .            19,340          26,713           57,367             77,838
                                                     ---------       ---------        ---------          ---------
 COSTS AND EXPENSES:
     Dental services expense:
            Managed benefits . . . . . . . .             7,951          13,499           23,726             38,626
            Indemnity  . . . . . . . . . . .             3,471           2,477           10,506              8,024
     Sales and marketing . . . . . . . . . .             2,298           3,195            7,310              8,921
     General and administrative. . . . . . .             3,487           3,926           10,475             12,611
     Depreciation and amortization . . . . .               288             562              845              1,565
     Interest expense  . . . . . . . . . . .               310              87              919                296
                                                     ---------       ---------        ---------          ---------
            Total costs and expenses . . . .            17,805          23,746           53,781             70,043
                                                     ---------       ---------        ---------          ---------
 INCOME BEFORE FEDERAL INCOME TAXES AND
     EXTRAORDINARY CHARGE  . . . . . . . . .             1,535           2,967            3,586              7,795
 PROVISION FOR FEDERAL INCOME TAXES  . . . .              (575)         (1,091)          (1,375)            (2,863)
                                                     ---------       ---------        ---------          ---------
 INCOME BEFORE EXTRAORDINARY CHARGE. . . . .               960           1,876            2,211              4,932
 EXTRAORDINARY CHARGE, NET OF TAX. . . . . .              (142)          ----              (142)             ----
                                                     ---------       ---------        ---------          ---------
 NET INCOME  . . . . . . . . . . . . . . . .         $     818       $   1,876        $   2,069          $   4,932
                                                     =========       =========        =========          =========
 PER SHARE AMOUNTS:
     Income before extraordinary charge  . .         $    0.19       $    0.26        $    0.45          $    0.68
     Extraordinary charge, net of tax  . . .             (0.03)          ----             (0.03)             ----
                                                     ---------       ---------        ---------          ---------
            Net income per common share  . .         $    0.16       $    0.26        $    0.42          $    0.68
                                                     =========       =========        =========          =========
 WEIGHTED AVERAGE SHARES OUTSTANDING . . . .         5,055,536       7,169,204        4,846,438          7,204,403



   The accompanying notes are an integral part of these financial statements.





                                    4 of 12

                   United Dental Care, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)




                                                                                  For Nine Months Ended
                                                                                      September 30,
                                                                                --------------------------
                                                                                 1995               1996
                                                                                -------            -------
OPERATING ACTIVITIES:
   Net income before extraordinary charge . . . . . . . . . . . . . .           $ 2,211            $ 4,932
   Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . .               845              1,565
       Changes in operating assets and liabilities:
           (Increase) in premiums receivable  . . . . . . . . . . . .              (565)            (3,108)
           (Increase) in accrued interest and other current assets  .               (99)              (478)
           Increase (decrease) in accounts payable, accrued expenses
                and claims reserve  . . . . . . . . . . . . . . . . .             1,334             (1,084)
           (Increase) in deferred income taxes  . . . . . . . . . . .              ----               (190)
           (Increase) in regulatory deposits  . . . . . . . . . . . .              (400)               (13)
           (Increase) in other assets . . . . . . . . . . . . . . . .              (222)              (736)
           Increase (decrease) in unearned premiums . . . . . . . . .               222             (2,128)
                                                                                -------            -------
                Net cash provided by (used in) operating activities .             3,326             (1,240)

INVESTING ACTIVITIES:
   Purchases of furniture and equipment . . . . . . . . . . . . . . .            (1,656)            (3,186)
   Investment in new market . . . . . . . . . . . . . . . . . . . . .                (6)              (164)
   Acquisition escrow deposits  . . . . . . . . . . . . . . . . . . .              ----             (1,200)
   Purchase of Associated (less cash acquired)  . . . . . . . . . . .              ----            (13,575)
                                                                                -------            -------
                Net cash used in investing activities . . . . . . .              (1,662)           (18,125)

FINANCING ACTIVITIES:
   Proceeds from long-term debt . . . . . . . . . . . . . . . . . . .             1,154               ----
   Repayment of indebtedness  . . . . . . . . . . . . . . . . . . . .           (12,572)           (12,254)
   Extraordinary charge on early retirement of debt, net of tax . . .              (142)              ----
   Proceeds from public offering of common stock  . . . . . . . . . .            48,019               ----
   Tax effect of stock options  . . . . . . . . . . . . . . . . . . .                29                125
   Stock options exercised  . . . . . . . . . . . . . . . . . . . . .               465                 15
   Issuance of stock warrants . . . . . . . . . . . . . . . . . . . .                80               ----
                                                                                -------            -------
                Net cash provided by/used in financing activities . .            37,033            (12,114)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .            38,697            (31,479)
CASH AND CASH EQUIVALENTS:
    Beginning of period . . . . . . . . . . . . . . . . . . . . . . .             8,821             46,940
                                                                                -------            -------
    End of period . . . . . . . . . . . . . . . . . . . . . . . . . .           $47,518            $15,461
                                                                                =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   685            $   379
                                                                                =======            =======
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .           $   951            $ 2,272
                                                                                =======            =======

   The accompanying notes are an integral part of these financial statements.





                                    5 of 12

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

2.       Acquisitions

         Effective November 1, 1995, the Company completed the acquisition of all of the outstanding capital stock of U.S. Dental Management, Inc. ("US Dental") for $12.6 million, composed of $1.3 million in cash at the closing, principal payments totaling $1.0 million over the three-year period beginning November 30, 1995 and an additional payment of $10.3 million in January 1996. US Dental was a managed dental benefits company that operated prepaid dental plans in four states with approximately 163,000 members at October 31, 1995.

         Effective February 1, 1996, the Company completed the acquisition of all of the outstanding capital stock of Associated Health Plans, Inc. and Associated Companies, Inc. (collectively, "Associated") for $15.0 million. Associated was a managed dental benefits company that operated prepaid dental plans in Arizona with approximately 220,000 members at January 31, 1996.

         The Company recently entered into definitive agreements to acquire five managed dental benefits companies operating prepaid dental plans in New Jersey, Florida, Oklahoma, Missouri, Kansas and Michigan and having approximately 440,000 members in the aggregate at June 30, 1996. In addition, the Company recently entered into a definitive agreement to acquire a company that operates a multi-state dental referral plan with approximately 60,000 members. Two of these acquisitions, the Michigan prepaid plan company and the multi-state referral plan company, were completed subsequent to the end of the third quarter. The remaining pending acquisitions are subject to various conditions, including receipt of regulatory approvals.

3.       Stockholders' Equity

         In September 1995, the Company completed an initial public offering of 2,375,000 shares of its common stock for $22.00 per share resulting in net proceeds of approximately $48.0 million. The Company used approximately $10.0 million of such proceeds for the repayment of all outstanding bank indebtedness, which had been incurred in 1994 to finance the acquisition of International Dental Health, Inc. ("IDH"), and $0.7 million for the regular annual payment of the deferred purchase price of IDH.

         In October 1996, the Company completed a public offering of 2,000,000 shares of its common stock for $30.00 per share, resulting in net proceeds of approximately $56.3 million. The Company plans to use such proceeds to complete the previously announced acquisitions discussed above.





                                    6 of 12

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of revenues represented by the items reflected in the Company's consolidated statements of operations:


                                                                      For Three Months Ended             For Nine Months Ended
                                                                          September 30,                      September 30,
                                                                   -------------------------             ---------------------
                                                                    1995               1996               1995           1996
                                                                   ------             ------             ------         ------
             REVENUES:
                Premiums earned:
                   Managed benefits  . . . . . . . . . . .           76.9%              84.5%              76.8%          84.4%
                   Indemnity . . . . . . . . . . . . . . .           21.7               14.2               22.0           14.4
                   Interest and other revenue  . . . . . .            1.4                1.3                1.2            1.2
                                                                   ------             ------             ------         ------
                         Total revenues  . . . . . . . . .          100.0              100.0              100.0          100.0
                                                                   ------             ------             ------         ------
             EXPENSES:
                   Dental services:
                      Managed benefits . . . . . . . . . .           41.1               50.5               41.4           49.6
                      Indemnity  . . . . . . . . . . . . .           18.0                9.3               18.3           10.3
                                                                   ------             ------             ------         ------
                         Subtotal  . . . . . . . . . . . .           59.1               59.8               59.7           59.9
                                                                   ------             ------             ------         ------
                   Sales and marketing expenses  . . . . .           11.9               12.0               12.7           11.5
                   General and administrative expenses . .           18.0               14.7               18.2           16.2
                   Depreciation and amortization . . . . .            1.5                2.1                1.5            2.0
                   Interest expense. . . . . . . . . . . .            1.6                0.3                1.6            0.4
                                                                   ------             ------             ------         ------
                         Total expenses  . . . . . . . . .           92.1               88.9               93.7           90.0
                                                                   ------             ------             ------         ------
             Net income before Federal income taxes
               and extraordinary charge. . . . . . . . . .            7.9               11.1                6.3           10.0
             Federal income taxes. . . . . . . . . . . . .           (3.0)              (4.1)              (2.4)          (3.7)
                                                                   ------             ------             ------         ------

             Net income before extraordinary charge  . . .            4.9                7.0                3.9            6.3
             Extraordinary charge, net of tax  . . . . . .           (0.7)              ----               (0.3)          ----
                                                                   ------             ------             ------         ------

             Net income  . . . . . . . . . . . . . . . . .            4.2%               7.0%               3.6 %          6.3%
                                                                   ======             ======             ======         ======

Comparison of Third Quarter of 1996 to Third Quarter of 1995

Revenues. Revenues for the quarter ended September 30, 1996, increased by $7.4 million, or 38.3% to $26.7 million from $19.3 million in the comparable quarter of 1995. Managed benefits revenues became a more significant portion of revenues increasing $7.7 million to $22.6 million, representing 84.5% of revenues, as compared to $14.9 million (76.9% of revenues) in 1995. The increase in managed benefits premium revenues was primarily a result of an increase in the number of members rather than price increases. The Company had 1,103,255 members (excluding indemnity membership) at September 30, 1996 as compared to 690,205 at September 30, 1995. During the three months ended September 30, 1996, total membership increased from 1,175,180 at June 30, 1996, to 1,178,939 at September 30, 1996. The change for the comparable period from June 30, 1995 to September 30, 1995 was from 771,714 to 780,836. Historically, the Company's rate of premium increases on its managed benefits products has been less than the rate of increase in the cost of dental services in





                                    7 of 12
general. Indemnity revenues decreased from $4.2 million (21.7% of revenues) to $3.8 million (14.2% of revenues) largely due to the termination in December, 1995 of a large New Mexico group of approximately 14,000 members. Interest income and other revenue remained comparable.

Dental Services. Dental services expenses increased $4.6 million, or 40.4% to $16.0 million in 1996 from $11.4 million in 1995 primarily due to the increase in membership discussed above.

         Managed Benefits:

         Dental service expenses for the Company's managed benefits plans, which consist primarily of capitation payments to general dentists, increased to 59.8% of managed benefits revenues in 1996, from 53.5% in 1995, primarily due to the effect of the higher dental services expense ratio in the managed dental benefits business that the Company acquired through US Dental and Associated. The managed benefits plans offered by US Dental and Associated historically were sold at lower premium levels than the Company's pre-existing managed benefits plans, thereby resulting in the payment to general dentists of a relatively higher percentage of premiums. It is management's intention to increase premiums over the next several years, as market conditions permit, thereby increasing revenues. In most markets, this will allow the Company to increase the amounts paid to general dentists through capitation payments improving the economics for managed care general dentists. Management expects these actions to result in the percentage of dental services expenses for all of its managed dental benefits plans relative to managed benefits revenues declining below the percentage experienced in the third quarter of 1996.

         Indemnity:

         Claims expense for the indemnity business in the third quarter of 1996 was 65.2% of indemnity revenues, down from 82.9% in the comparable quarter of 1995. The reduced indemnity dental services expense ratio for the third quarter of 1996 was largely due to more favorable than expected claims experience. The Company has been increasing prices on renewing indemnity business at a rate greater than the underlying rate of inflation in dental expenses, resulting in improved margins. The improvement is also partially due to the late 1995 termination of the large New Mexico group that had a loss ratio in excess of 93%.

Sales and Marketing. Sales and marketing expenses increased $0.9 million, or 39.1% to $3.2 million in 1996 from $2.3 million in 1995. Sales and marketing expenses as a percentage of revenue increased to 12.0% in 1996 from 11.9% in 1995.

General and Administrative. General and administrative expenses increased $0.4 million, or 11.4%, to $3.9 million in 1996 from $3.5 million in 1995. The decrease in general and administrative expenses as a percentage of revenues from 18.0% in 1995 to 14.7% in 1996 was primarily attributable to the largely fixed nature of such costs, which generally do not vary in the short term relative to changes in revenue.

Depreciation and Amortization. Depreciation and amortization expenses increased in 1996 relative to 1995. This increase was the result of amortization of the goodwill and consulting and non-competition agreements attributable to the acquisitions of US Dental and Associated.

Interest. Interest expense decreased to $0.1 million in 1996 from $0.3 million in 1995. The 1996 interest expense was composed of the imputed interest on the consulting and non-competition agreements incurred to finance the Company's acquisitions. The weighted average interest rate on these agreements during the third quarter of 1996 was 7.9%. This weighted average interest rate also includes the fees for letters of credit related to the agreements.

Taxes. The average tax rate was 36.8% and 37.5% in 1996 and 1995, respectively. The decreased tax rate in 1996 was largely the result of the tax exempt interest income earned on cash balances. During the comparable period in 1995, the interest income was fully taxable. The average tax rate was greater than the statutory Federal tax rate of 34% primarily as the result of the non-deductibility of the amortization of goodwill incurred in the Company's acquisitions.





                                    8 of 12

Comparison of First Nine Months of 1996 to First Nine Months of 1995

Revenues. Managed benefits revenues increased by $21.7 million, or 49.3% to $65.7 million in 1996 from $44.0 million in 1995. Interest income and other revenue increased $0.3 million. The increase in premium revenues was primarily a result of an increase in the number of members. During the first nine months of 1996, managed benefits membership increased from 861,051 at December 31, 1995 to 1,103,255 at September 30, 1996, including an increase of approximately 220,000 members from the Associated acquisition. The increase in the comparable period in 1995 was from 645,818 to 690,205. Indemnity revenues decreased from $12.5 million (22.0% of revenues) to $11.2 million (14.4% of revenues) largely due to the termination of a large New Mexico group in December 1995.

Dental Services. Dental services expenses increased $12.4 million, or 36.3% to $46.6 million in 1996 from $34.2 million in 1995, primarily due to the increase in membership discussed above. Total dental services as a percentage of premium revenues is 60.5% of premiums (60.4% in 1995). Dental service expenses for the Company's managed benefits plans, which consist primarily of capitation payments to general dentists, increased $14.9 million to 58.8% of managed benefits revenues in 1996, from 53.9% in 1995. The managed benefits plans offered by US Dental and Associated historically were sold at lower premium levels than the Company's pre-existing managed benefits plans, thereby resulting in the payment to general dentists of a relatively higher percentage of premiums. Claims expense for the indemnity business was 71.5% of indemnity revenues. See above discussion for additional information concerning trends in dental expenses.

Sales and Marketing. Sales and marketing expenses increased $1.6 million, or 21.9% to $8.9 million in 1996 from $7.3 million in 1995. Sales and marketing expenses as a percentage of revenue decreased to 11.5% in 1996 from 12.7% in 1995. This decrease was largely attributable to the increase in the percentage of revenues from managed dental benefits plans relative to indemnity plans in 1996 as compared to 1995. Since the indemnity business generates a higher per member per month revenue than is generated by the managed dental benefits plans, and a portion of the sales and marketing costs, such as base salaries of direct sales personnel and printing costs, are fixed, the expenses as a percentage of revenues decline.

General and Administrative. General and administrative expenses increased $2.1 million, or 20.0%, to $12.6 million in 1996 from $10.5 million in 1995. The decline in general and administrative expenses as a percentage of revenues to 16.2% in 1996 from 18.2% in 1995 was primarily attributable to efficiencies achieved through the consolidation of executive staffs and accounting departments due to the acquisition of IDH, US Dental and Associated. In addition, there was a decrease in premium taxes as a percentage of revenue because the Company now generates a greater percentage of its revenues in states that have lower premium taxes.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.8 million, or 100%, to $1.6 million in 1996 from $0.8 million in 1995. This increase was the result of amortization of the goodwill and consulting and non- competition agreements attributable to the acquisitions of US Dental and Associated.

Interest. Interest expense declined to $0.3 million in 1996 from $0.9 million in 1995. The 1996 interest expense was composed of the imputed interest on the consulting and non-competition agreements incurred to finance the Company's acquisitions. The weighted average interest rate on these agreements during the first nine months of 1996 was 7.9%. This weighted average interest rate also includes the fees for letters of credit related to the agreements.

Taxes. The average tax rate was 36.7% and 38.3% in 1996 and 1995, respectively. The decline in tax rate in 1996 was largely the result of the $0.2 million tax exempt interest income earned on cash balances. During the comparable period in 1995, the Company did not have significant cash balances and the interest income of $0.2 million was fully taxable. The average tax rate was higher than the statutory Federal tax rate of 34% primarily as the result of the non- deductibility of the amortization of goodwill.





                                    9 of 12

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's operating cash requirements have been more than met through cash provided by operations. However, net cash used in operating activities was $1.2 million for the nine months ended September 30, 1996, composed of $1.3 million in cash provided by operating activities in the first quarter of 1996 offset by the use of $0.7 million in the second quarter and $1.8 million in the third quarter. The second and third quarters' use of cash was a result of (i) a change to earlier capitation payments to certain network dentists that resulted in a one-time increase in cash outflow and (ii) a change to later collection of prepaid revenues from certain groups that resulted in a one-time decrease in cash flows. Both changes were instituted to provide better customer service and had no effect on operating earnings. The increase in premiums receivable of $3.1 million, the decrease in unearned premiums of $2.1 million and the decrease in accounts payable, accrued expenses and claims reserves of $1.1 million reflect this one-time impact on cash from operating activities. Management believes that active management of receivables balances will result in a significant improvement in cash receipts.

The Company's primary cash need after operations is for debt service on consulting and non-competition agreements entered into as part of the Company's acquisitions. The principal amount of such indebtedness of the Company at September 30, 1996 was $3.8 million. The various agreements have fixed rates of interest ranging from 5.0% to 7.5% and require aggregate payments of principal and interest of $1.4 million per year.

In June 1995, the Company entered into a contract to acquire a new information system to replace its existing system. The project is currently expected to cost approximately $4.4 million and to be completed in the second quarter of 1997. Capital expenditures, other than the cost of the new information system, were $1.0 million during the nine months ended September 30, 1996. Such expenditures primarily consisted of computer equipment and furniture purchased in connection with the integration of US Dental and Associated into the Company. Capital expenditures for the remainder of the 1996 fiscal year, excluding the costs associated with the new information system, will not be material.

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





                                    10 of 12

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 24, 1996, the Arizona Department of Insurance filed a Notice of Administrative Hearing against the Company alleging that the Company consummated its acquisition of Associated Health Plans, Inc. ("Associated") in January 1996 without complying with the requirements of the Arizona Insurance Holding Company Act (the "Act"). Associated is licensed in Arizona as a prepaid dental plan organization. The Company did not make a filing under the Act in connection with the Associated acquisition because the Company's interpretation is that the Act does not apply to Associated since Associated is not an "insurer" as defined by and subject to the Act. Pursuant to the notice, the Arizona Department of Insurance seeks a fine of up to $50,000 against the Company, a fine of up to $10,000 against an officer of the Company and an order directing compliance with the Act in connection with the Associated acquisition. The Arizona Department of Insurance has broad powers to seek other remedies, including injunctive relief and license revocation. There can be no assurance as to what relief may ultimately be sought or obtained by the Arizona Department of Insurance. The Company has filed an answer denying the allegations. A final determination against the Company could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to the security-holders for a vote during the quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

10.01**   -  Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, Gilbert G. Finger, Patricia L.
             Schubring, Edward K. Halstead, Birchtree Enterprises and Binkley & Stewart, P.C., as Sellers, and
             Independent Dental Plan, Inc. dated as of June 28, 1996.
10.02**   -  Stock Purchase Agreement between United Dental Care, Inc., as Purchaser, and UICI, as Seller, dated as of
             September 10, 1996, for all the issued and outstanding shares of capital stock of Association Dental Plan,
             Inc., a District of Columbia corporation.
10.03**   -  Earnest Money Escrow Agreement among United Dental Care, Inc., UICI and Texas Commerce Bank National
             Association, dated as of September 10, 1996, regarding the purchase of all the issued and outstanding shares of capital stock of Association Dental Plan, Inc., a District of Columbia corporation.
10.04**   -  Stock Purchase Agreement between United Dental Care, Inc., as Purchaser and UICI, as Seller, dated as of
             September 10, 1996, for all the issued and outstanding shares of capital stock of International Dental
             Plan, Inc., a Florida corporation.
10.05**   -  Earnest Money Escrow Agreement among United Dental Care, Inc., UICI and Texas Commerce Bank National
             Association, dated as of September 10, 1996, regarding the purchase of all the issued and outstanding shares of capital stock of International Dental Plan, Inc., a Florida corporation.
10.06**   -  Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and UICI, United Management &
             Consulting, Inc., United Management & Consulting Retirement Plan and Marie C. Montgomery Revocable Trust
             U/T/A March 23, 1992, as Seller, dated as of September 10, 1996, for the purchase of 90% of the issued and outstanding shares of capital stock of United Dental Care, Inc., an Oklahoma corporation.
10.07**   -  Earnest Money Escrow Agreement amount United Dental Care, Inc., UICI, United Management & Consulting, Inc.,
             United Management & Consulting Retirement Plan, Marie C. Montgomery Revocable Trust U/T/A March 23, 1992
             and Texas Commerce Bank National Association , as Escrow Agent, dated as of September 10, 1996, regarding the purchase of 90% of the issued and outstanding shares of capital stock of United Dental Care, Inc., an
             Oklahoma corporation.
10.08**   -  Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and John E. Carlin, Ph.D., Frank J.
             Schloegel, III, J. Dennis Dlabal, D.D.S., The John E. Carlin Charitable Remainder Unitrust, UID June 28,
             1996, The Frank J. Schloegel Charitable Remainder Unitrust I, UID July  12, 1996, The Frank J. Schloegel
             Charitable Remainder Unitrust II, UID July 12, 1996, The J. Dennis Dlabal Charitable Remainder Trust, UID
             September 5, 1996, as Sellers, and Kansas City Dental Care, Inc., dated as of September 11, 1996.





                                    11 of 12

10.09**   -  Earnest Money Escrow Agreement among United Dental Care, Inc., John E. Carlin Ph.D., Frank J. Schloegel,
             III, J. Dennis Dlabal, D.D.S., The John E. Carlin Charitable Remainder Unitrust, UID June 28, 1996, The
             Frank J. Schloegel Charitable Remainder Unitrust I, UID July 12, 1996, The Frank J. Schloegel Charitable
             Remainder Unitrust II, UID July 12, 1996, The J. Dennis Dlabal Charitable Remainder Trust, UID September 5,
             1996 and UMB Bank, N.A., as Escrow Agent, dated as of September 11, 1996.
10.10**   -  Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., Lisa
             M. Mazzone, Frank A. Pettisani, Jr., D.D.S., Charles A. Costa and Donna Costa, as Sellers, and OraCare
             Consultants, Inc., dated as of September 5, 1996.
10.11**   -  Earnest Money Escrow Agreement among United Dental Care, Inc., Frank A. Pettisani, D.D.S., Lisa M. Mazzone,
             Frank A. Pettisani, Jr., D.D.S., Charles A. Costa, and Donna Costa and Prudential Securities, as Escrow
             Agent, dated as of September 5, 1996.
10.12**   -  Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., as
             Seller, and OraCare Dental Associates, P.A., dated as of September 5, 1996.
10.13**   -  Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S.,
             Frank A. Pettisani, Jr., D.D.S., Charles A. Costa and Donna Costa, as Sellers, and OraCare DPO, Inc., dated as of September 5, 1996.
10.14**   -  Employment Agreement dated as of May 13, 1996, between United Dental Care, Inc. and William H. Wilcox.
10.15**   -  Employment Agreement dated as of June 1, 1996 between United Dental Care, Inc. and Mark E. Pape.
10.16**   -  Employment Agreement dated as of June 1, 1996 between United Dental Care, Inc. and Peter R. Barnett, D.M.D.
10.17***  -  Commitment Letter dated as of September 27 1996 between United Dental Care, Inc. and NationsBank of Texas,
             N.A. relating to $50 million revolving line of credit.
11.*      -  Statement regarding computation of per share earnings.
27*       -  Financial Data Schedule

------------------

*      Filed herewith.
** Filed as an Exhibit to the Form S-1 Registration Statement filed with the commission on September 20, 1996 (Registration No. 333-12425).
*** Filed on October 1, 1996 as an Exhibit to Amendment No. 1 to the Form S-1 Registration Statement filed with the commission on September 20, 1996 (Registration No. 333-12425).

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED DENTAL CARE, INC.
                            ---------------------------------------------
                                         (Registrant)



Date:    11/13/96                         MARK E. PAPE
       ---------------      ---------------------------------------------
                                Mark E. Pape, Senior Vice President
                                     Chief Financial Officer





                                    12 of 12

                            UNITED DENTAL CARE, INC.

                               INDEX OF EXHIBITS


Exhibit No.
-----------
10.01     Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, Gilbert G. Finger, Patricia L.
          Schubring, Edward K. Halstead, Birchtree Enterprises and Binkley & Stewart, P.C., as Sellers, and Independent
          Dental Plan, Inc. dated as of June 28, 1996.
10.02     Stock Purchase Agreement between United Dental Care, Inc., as Purchaser, and UICI, as Seller, dated as of
          September 10, 1996, for all the issued and outstanding shares of capital stock of Association Dental Plan,
          Inc., a District of Columbia corporation.
10.03     Earnest Money Escrow Agreement among United Dental Care, Inc., UICI and Texas Commerce Bank National
          Association, dated as of September 10, 1996, regarding the purchase of all the issued and outstanding shares of capital stock of Association Dental Plan, Inc., a District of Columbia corporation.
10.04     Stock Purchase Agreement between United Dental Care, Inc., as Purchaser and UICI, as Seller, dated as of
          September 10, 1996, for all the issued and outstanding shares of capital stock of International Dental Plan,
          Inc., a Florida corporation.
10.05     Earnest Money Escrow Agreement among United Dental Care, Inc., UICI and Texas Commerce Bank National
          Association, dated as of September 10, 1996, regarding the purchase of all the issued and outstanding shares of capital stock of International Dental Plan, Inc., a Florida corporation.
10.06     Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and UICI, United Management &
          Consulting, Inc., United Management & Consulting Retirement Plan and Marie C. Montgomery Revocable Trust U/T/A
          March 23, 1992, as Seller, dated as of September 10, 1996, for the purchase of 90% of the issued and outstanding shares of capital stock of United Dental Care, Inc., an Oklahoma corporation.
10.07     Earnest Money Escrow Agreement amount United Dental Care, Inc., UICI, United Management & Consulting, Inc.,
          United Management & Consulting Retirement Plan, Marie C. Montgomery Revocable Trust U/T/A March 23, 1992 and
          Texas Commerce Bank National Association , as Escrow Agent, dated as of September 10, 1996, regarding the purchase of 90% of the issued and outstanding shares of capital stock of United Dental Care, Inc., an Oklahoma corporation.
10.08     Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and John E. Carlin, Ph.D., Frank J.
          Schloegel, III, J. Dennis Dlabal, D.D.S., The John E. Carlin Charitable Remainder Unitrust, UID June 28, 1996,
          The Frank J. Schloegel Charitable Remainder Unitrust I, UID July  12, 1996, The Frank J. Schloegel Charitable
          Remainder Unitrust II, UID July 12, 1996, The J. Dennis Dlabal Charitable Remainder Trust, UID September 5,
          1996, as Sellers, and Kansas City Dental Care, Inc., dated as of September 11, 1996.
10.09     Earnest Money Escrow Agreement among United Dental Care, Inc., John E. Carlin Ph.D., Frank J. Schloegel, III,
          J. Dennis Dlabal, D.D.S., The John E. Carlin Charitable Remainder Unitrust, UID June 28, 1996, The Frank J.
          Schloegel Charitable Remainder Unitrust I, UID July 12, 1996, The Frank J. Schloegel Charitable Remainder
          Unitrust II, UID July 12, 1996, The J. Dennis Dlabal Charitable Remainder Trust, UID September 5, 1996 and UMB
          Bank, N.A., as Escrow Agent, dated as of September 11, 1996.

10.10     Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., Lisa M.
          Mazzone, Frank A. Pettisani, Jr., D.D.S., Charles A. Costa and Donna Costa, as Sellers, and OraCare
          Consultants, Inc., dated as of September 5, 1996.
10.11     Earnest Money Escrow Agreement among United Dental Care, Inc., Frank A. Pettisani, D.D.S., Lisa M. Mazzone,
          Frank A. Pettisani, Jr., D.D.S., Charles A. Costa, and Donna Costa and Prudential Securities, as Escrow Agent,
          dated as of September 5, 1996.
10.12     Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., as
          Seller, and OraCare Dental Associates, P.A., dated as of September 5, 1996.
10.13     Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., Frank
          A. Pettisani, Jr., D.D.S., Charles A. Costa and Donna Costa, as Sellers, and OraCare DPO, Inc., dated as of
          September 5, 1996.
10.14     Employment Agreement dated as of May 13, 1996, between United Dental Care, Inc. and William H. Wilcox.
10.15     Employment Agreement dated as of June 1, 1996 between United Dental Care, Inc. and Mark E. Pape.
10.16     Employment Agreement dated as of June 1, 1996 between United Dental Care, Inc. and Peter R. Barnett, D.M.D.
10.17     Commitment Letter dated as of September 27, 1996 between United Dental Care, Inc. and NationsBank of Texas,
          N.A. relating to $50 million revolving line of credit.
11.       Statement regarding computation of per share earnings.
27.       Financial Data Schedule.