Form 10-K
period 1996-12-31
UNITED DENTAL CARE INC /DE/
filed 1997-03-25
CIK 948556

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
              [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended December 31, 1996

                                       OR

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________

                         Commission file number 0-26688

                            UNITED DENTAL CARE, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                       75-2309712
  (State of incorporation)                  (I.R.S. Employer Identification No.)



                       13601 Preston Road, Suite 500 East
                              Dallas, Texas 75240
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (972) 458-7474

       Securities registered pursuant to Section 12(b) of the Act:  None


          Securities registered pursuant to Section 12(g) of the Act:

                                Title of class:

                          COMMON STOCK, $.10 PAR VALUE


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

         The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq Stock Market on March 12, 1997, was approximately $155.2 million. (For the purposes of this computation, all directors, officers and 10% beneficial stockholders of the registrant are deemed to be affiliates.)

         As of March 12, 1997, 8,925,416 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Report is incorporated by reference from registrant's definitive proxy statement for its Annual Meeting of Stockholders (to be filed with the Commission pursuant to Regulation 14A).

                               TABLE OF CONTENTS

ITEM                                                                                                                     PAGE
----                                                                                                                     ----
                                                              PART I

ITEM 1.      BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

ITEM 2.      PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 3.      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                                                             PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

                                                         PART III

             The information required by Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for its Annual Meeting of Stockholders (to be filed with the Commission pursuant to Regulation 14A).

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

ITEM 11.     EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

                                                         PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

ITEM 1.  BUSINESS

GENERAL

         United Dental Care, Inc. ("UDC" or "the Company") is a managed dental benefits company that is licensed to operate prepaid dental plans in 28 states and, as of December 31, 1996, provided dental coverage to approximately 1,700,000 members. The Company offers a comprehensive range of dental plans capable of meeting the needs of employer groups of all sizes as well as individuals. UDC's dentist networks, as of December 31, 1996, consisted of approximately 4,000 general dentists as well as specialty dentists providing a broad range of dental services. The Company markets its services through multiple distribution channels, including independent brokers, third-party arrangements with HMOs and a direct sales force of over 120 persons. In 1996, the Company entered into agreements to acquire five managed dental benefits companies and one dental referral plan company, all six companies having approximately 500,000 members in the aggregate. As of December 31, 1996, all but two of the acquisitions had been closed, and one of those two was completed effective January 1, 1997.

         Managed dental benefits plans are usually offered as an alternative to traditional dental indemnity insurance, although the Company has the capability of offering dual choice plans that provide both prepaid and indemnity plans. Industry sources report that prepaid dental plans are typically priced 20% or more below comparable indemnity plans. Prepaid dental plans are offered by employers to employees, frequently on a voluntary participation basis with all or part of the premium being paid by the employee. At the time of enrollment, participating employees and dependents become members of the prepaid dental plan and, under most of the Company's plans, each member is entitled to select his or her own dentist from the dentist network. The Company pays the network dentist a fixed monthly amount, or capitation payment, for each member who selected that dentist, regardless of the services rendered in any particular month. In addition, the dentist is paid a separate fee, or copayment, by the member at the time of service for many of the dental services covered under the plan. Under the prepaid dental plans of the Company, virtually all covered dental services are provided through these capitation arrangements, in which the Company bears little financial risk for either utilization levels or cost of services.

THE MANAGED DENTAL BENEFITS INDUSTRY

Background

         According to the U.S. Office of National Health Statistics, total expenditures for dental care in the United States grew from approximately $14.4 billion in 1980 to approximately $43.2 billion in 1993. According to the American Dental Association, there were approximately 138,000 active licensed dentists engaged in private practice in the United States in 1991. The American Dental Association estimated that in 1993 approximately 68% of the nation's private dentists were in solo practice and approximately 20% were in two-person practices.

         Historically, payment for dental services has been on a fee-for-service basis. Under this system, the individual, or a dental indemnity insurance company, pays fees established by the dentist for the dental services provided by the dentist and the dentist has little incentive to control costs or minimize expenses. The charges for services generally vary widely among dentists. Since the individual pays all or a portion of the established fees, the individual is reluctant to incur the costs of preventive dental care. In addition, the individual has limited access to information regarding cost and quality for use as a basis for selecting a dentist.

Dental Indemnity Insurance

         The number of individuals in the United States with dental benefits was estimated by the National Association of Dental Plans to be approximately 117 million in 1995, representing approximately 46% of the total United States population. Historically, dental coverage was not an employee benefit customarily provided by employers. The Company believes that dental benefits are a frequently requested employee benefit. In response to employee demand, employers have increasingly offered dental coverage to employees usually in the form of indemnity insurance. According to a 1993 survey performed by Foster Higgins, an employee benefits consulting firm, approximately 87% of employers with more than 200 employees, approximately 63% of employers with 50-199 employees and approximately

39% of employers with 10-49 employees offer dental coverage as an available employee benefit. Dental coverage is typically offered as a separate benefit from medical coverage with the employer frequently paying none, or only a portion, of the premium for the dental coverage.

         Dental indemnity insurance is similar to medical indemnity insurance in that the individual or the employer pays a premium for the dental insurance coverage and the insurance company pays or reimburses the dentist in whole or in part for the charges for dental services. While dental indemnity insurance companies have utilized mechanisms to control costs such as limiting charges to reasonable and customary charges for the community in which the services are rendered and utilizing preferred providers with whom discounted fee schedules are negotiated, such mechanisms do not transfer significant risk to the dentist or provide significant incentives to the dentist to control costs or reduce fees or to the individual to utilize preventative dental services.

Managed Dental Benefits

         Increasing concern with the costs of health care, including dental care, has resulted in a greater willingness by employers and consumers to consider managed health care delivery systems. The Company believes that these alternate delivery systems are able to provide for services, or benefits, at a lower cost, or premium, than fee-for-service alternatives.

         Companies having the management expertise and industry knowledge required to establish and maintain a network of specialized providers such as dentists have developed specialized managed delivery systems to provide such health care services. HMOs, PPOs and other forms of managed health care plans for general medical services have not customarily devoted the resources to develop specialty managed delivery systems and frequently subcontract with companies providing single specialty managed delivery systems such as the Company's prepaid dental plans.

         According to the National Association of Dental Plans, prepaid dental plans have grown from approximately 10.4 million covered members in 1991 to an estimated 23.9 million in 1996, an annual compounded growth rate of approximately 18.1%. The Company believes the relatively high growth rate for prepaid dental plans is attributable to: (i) the greater acceptance and utilization of managed care alternatives by employers and employees to reduce costs; (ii) the significant price advantage relative to indemnity plans; (iii) the cost effectiveness to employers of prepaid plans as an employee benefit; and (iv) the growing acceptance of capitated dental plans by dentists, resulting in improved accessibility and convenience for members. The number of people with dental benefits was estimated by the National Association of Dental Plans to be approximately 117 million in 1995, of which approximately 16% were covered under prepaid dental plans representing approximately 9% of the total United States population. The Company believes there is significant growth opportunity for the managed dental benefits industry.

         A prepaid dental plan pays a fixed monthly capitation payment to the network dentist who provides dental services as needed at either no cost to the member or at reduced fees (copayments) paid by the member. Consequently, the risk of high utilization is shifted to the dentist, although, generally, the dentist receives copayments for many covered services that are often greater than the direct costs of the dentist, reducing financial risk. The capitation method rewards efficient providers who stress routine, preventive care and control their fixed expenses. In comparison, under the traditional fee-for-service payment system, the risk of utilization is borne by the insurer or the consumer, with little incentive to the dentist to be an efficient provider. The Company believes that the ability of a managed dental benefits plan to volume purchase, shift risk to providers and manage both the costs and utilization of dental care typically results in premiums 20% or more below premiums for a traditional indemnity plan.

         In addition, some prepaid dental plans provide for specialty care at fixed copayments by the member. Unlike medical care, the majority of dental care is provided by general dentists with some specialty care provided by endodontists (specialists in root canal therapy), orthodontists (specialists in tooth movement), oral surgeons (specialists in extractions), pedodontists (specialists in dentistry for children) and periodontists (specialists in gum-related treatment). Companies such as UDC that arrange for specialty care at fixed copayments are further able to manage the costs and utilization of dental services through specialty referral authorization programs and
discounted fee arrangements with specialty dentists.   Medium to large
employers increasingly expect comprehensive dental care, including specialty care, from prepaid dental plans, at stipulated copayments comparable to the type of coverage provided by a general medical plan.

         According to the National Association of Dental Plans, the number of dentists affiliated with prepaid dental plans was approximately 27,500 in 1995, or approximately 19% of all active dentists. The Company believes that significant growth of prepaid dental plans will continue as a result of: (i) growing acceptance and participation in such plans by dentists; (ii) greater acceptance of such plans by consumers who are becoming increasingly aware of the price advantages, improved service and convenience offered by such plans; and (iii) recognition by employers that such plans can be used to provide important employee benefits at little or no cost to the employer.
Consequently, the Company believes prepaid dental plans will be increasingly used to replace more expensive forms of dental coverage and provide dental coverage to greater portions of the population that presently have no dental coverage.

         The Company believes that the managed dental benefits industry has the potential for significant growth and is highly fragmented. The National Association of Dental Plans estimated that, at the beginning of 1994, approximately 40% of its members operating prepaid dental plans were single-state companies. The Company believes that large, independent, managed dental benefits companies will have a greater opportunity to grow and expand because of growing interest in multi-state coverage by medium and large employers and increased use by medical HMOs that contract with large dental plans to provide dental coverage to the medical HMO members. The Company believes that large dental plans have the resources and systems required to satisfy the expectations of employers and the requirements of dentists and regulatory authorities while achieving financial economies of scale. The Company believes that the factors supporting the growth of large dental plans will give rise to consolidation opportunities.

BUSINESS STRATEGY

         The Company's goal is to be the leading dental benefits company in the United States with the ability to offer prepaid dental plans to employers of all sizes. The Company intends to maintain and develop a leadership position within each of its existing key markets and to strategically enter new markets that afford significant growth opportunities. At present, the Company is licensed to operate prepaid dental plans in 28 states not including one additional state to be entered through a pending acquisition. The Company believes that, as a large, multi-state managed dental benefits company with significant management depth and financial resources, it will have a competitive advantage over smaller and single-market companies in gaining market share and participating in the consolidation of the managed dental benefits industry. In order to implement its strategy, the Company will:

         Offer a Full Range of Comprehensive Dental Benefits Plans. One of the keys to the Company's success has been its ability to offer a broad range of prepaid dental plans providing different levels of dental coverage, including specialty care. The variety of its prepaid dental plans has enabled the Company to attract both small, single-market employers and large, multi-state employers as well as individuals. In addition, the Company has developed prepaid dental plans that may be offered in substantially all states where it is licensed so that large, multi-state employers can provide the same dental coverage to all of their employees.

         Ensure Quality Dental Care Through Accessible Dentist Networks. The Company's strategy is to have one of the three largest dentist networks in its key markets, providing a full spectrum of dental care, including specialty care. The Company believes that having provider relations representatives located in each of its key markets enhances the quality of its dentist networks. The local knowledge and expertise provided through these local representatives enables the Company to develop highly accessible dentist networks convenient for members, which is an important factor to employers in selecting a prepaid dental plan. All local efforts are supported by the Company's corporate and regional dental directors.

         Utilize Multiple Distribution Channel Sales Efforts. The Company sells its prepaid dental plans to employers through: (i) its direct sales force of over 120 persons focusing on medium to large groups such as multi-state employers, large independent insurance brokers and trade or professional organizations; and (ii) a network of independent insurance brokers who market to smaller employers and individuals. In addition, the Company sells to third-party medical HMOs that offer its prepaid dental plans as an additional benefit to members of the medical HMOs. The Company believes that its multiple distribution channel approach is a competitive advantage that provides the flexibility to meet the needs of the full spectrum of customers.

         Emphasize an Integrated Approach to Customer Service. The Company utilizes an integrated service approach involving local and regional specialized service representatives to optimize its operations and product strategy for each target market. Local offices are maintained in each of the Company's key markets with specialized sales and service representatives for employer groups and insurance brokers and with the local provider relations representatives for dentists. Customer service is performed by member service centers, accessed via an 800-telephone number, with the objective of providing consistent, responsive and efficient member service.

         Acquire Other Managed Dental Benefits Companies. The Company intends to continue acquisition efforts to enter target markets and to expand its market penetration in current markets. The acquisition of U.S. Dental Management, Inc. ("US Dental") in November 1995 resulted in approximately 163,000 additional members, and the acquisition of Associated Health Plans, Inc. ("AHP") in January 1996 resulted in approximately 220,000 additional members. In 1996, the Company entered into agreements to acquire five managed dental benefits companies and one dental referral plan having approximately 500,000 members in the aggregate. These acquisitions are as follows:

                                                                                                    Effective
                                                          Approximate            States of           Date of
               Acquired Company                           Membership         Prepaid Operation      Ownership
-------------------------------------------------   ---------------------   ------------------     -------------
Independent Dental Plans, Inc ("Independent") .       10,000 (managed)            Michigan            10/01/96
Association Dental Plan, Inc. ("Association") .       60,000 (referral)        Not applicable         10/01/96
OraCare DPO, Inc. ("OraCare") . . . . . . . . .      150,000 (managed)    New Jersey, Pennsylvania    11/01/96
Kansas City Dental Care, Inc. ("KCDC")  . . . .       90,000 (managed)        Kansas, Missouri        11/01/96
United Dental Care, Inc. ("United") . . . . . .       90,000 (managed)            Oklahoma            01/01/97
International Dental Plans, Inc. ("IDP")  . . .      100,000 (managed)            Florida              Pending

The Company currently has no agreement or understanding relating to any other acquisition.

BENEFITS PLANS

Managed Dental Plans

         The Company offers a full spectrum of managed dental plans ("Plans") through numerous state-level subsidiaries. The Plans range from lower coverage, higher co-payment plans with low premiums to higher coverage, low co-payment plans with higher premiums.

         Under each of the Company's Plans, a premium is paid to the Company for the type of coverage selected, making the employee and each participating dependent a member of the Plan. Premium payments are made by the employer or by the employee (usually by payroll deduction) with respect to employer offered Plans or by the member directly. Over half of the Company's revenues are derived from Plans in which the member pays the entire premium. The remainder of the Plans are paid either entirely by the employer or partially by the employer with the member contributing the balance of the premium. Typically, the premiums charged are fixed for a 12-month contract, except for certain multiple year contracts that are subject to limitations on premium increases. Recently, the increase in the dental component of the Consumer Price Index has averaged approximately 6% per year. The Company estimates that its increases in premiums have averaged less than 3.5% per year and that the premiums charged by the Company are typically 20% or more below premiums for comparable indemnity dental plans. Consequently, the Company believes that it is able to offer Plans that are not only less expensive than the indemnity competition, but also have had lower increases than most dental costs and indemnity premiums.

         Many of the Company's Plans permit each member to select his or her own individual general dentist from the Company's dentist network at the time of enrollment. The Company intends to incorporate this flexibility into all its Plans. Each month, the Company pays a fixed payment, or capitation, to the member's general dentist regardless of which services are rendered in the month. In return for the capitation payment and the specified copayments, the general dentist agrees to provide all covered services for the member.

         Although the Plans vary, typically routine preventive and diagnostic care (exams, x-rays, sealants, teeth cleanings) is provided at no charge or at a small co-payment, while basic care (including fillings and extractions) and specialty care (root canal therapy and gum disease, or periodontal services) is provided at stipulated copayments. More involved major care (such as crowns and bridges) is also provided at copayments that are frequently lower than the member's cost of coinsurance under a comparable indemnity insurance plan.
Under many of the prepaid dental plans offered by the Company, specialty dental care by specialty dentists is made available to members. Specialty dentists are generally reimbursed by the Company on a discounted, fee-for-service basis and are not reimbursed on a capitated basis. Accordingly, the Company retains the risk for the payment of specialty care benefits in such situations. In the event that the utilization of specialty care benefits increases under the outstanding plans of the Company, it could substantially adversely affect the profitability of the Company. The Company believes that a specialty care referral program with specialty dentists providing services at fixed copayments is necessary for the cost management of dental care services. Orthodontic care is also available under many of the Company's Plans.

Dual Choice Plans

         The Company is able to offer employers Plans providing both managed dental benefits and traditional indemnity insurance coverage, commonly referred
to as dual choice plans.   Such Plans allow an employee to select the most
suitable type of coverage at the beginning of the contract year by offering each employee the choice of a prepaid plan utilizing the Company's dentist network or traditional indemnity insurance coverage utilizing any dentist, but usually at higher premiums and with lower coverage than the prepaid plan alternative. A dual choice plan is particularly useful when some employees reside in areas where the Company's dentist network is less developed or in states where the Company is not yet licensed to offer managed dental benefits.

         The indemnity portion of the dual choice plans is made available either through United Dental Care Insurance Company ("UDCIC"), the Company's subsidiary that is licensed to offer dental indemnity insurance in all states where the Company operates a prepaid dental plan, or through contractual arrangements with third party insurers. An employee who selects the indemnity insurance option pays a portion of the charges for covered services (or coinsurance) after satisfying any deductible. Although coinsurance payments are typically higher than the copayments charged for the same services under the other Company Plans, the employee may select any dentist for dental services. In certain states, the Company has contracted with PPOs for discounted fees for services covered under the Company's indemnity insurance.

         Currently, the Company intends to offer its dual choice plans and its point of service plan as an enhancement to the marketing of its core business of prepaid dental benefits. As of December 31, 1996, the Company had approximately 80,000 individuals covered through its indemnity insurance subsidiary, excluding point-of-service members who are considered prepaid members.

Third Party Plans

         The Company offers customized plans and services through contractual arrangements with medical HMOs, including contracts under which the Company acts as a dental benefits subcontractor to HMOs that have contracted with state agencies to provide Medicaid benefits or that provide Medicare benefits. Under these arrangements, the Company often provides only preventive and diagnostic dental benefits but may also provide more comprehensive coverages, in each case either on a "private-label" basis or directly through the Company's Plans. As of December 31, 1996, the Company had 27 such arrangements, which accounted for approximately 21.0% of its membership and approximately 4.0% of its 1996 revenues. The Company believes its size and geographic scope give it a competitive advantage in developing additional third party HMO relationships.

Point of Service Plan

         The Company has developed a point of service plan ("POS") that provides members of the Company's prepaid dental plans the option of receiving dental services from dentists outside the Company's dentist network on an indemnity basis providing less coverage. The POS Plan allows the member to select the dentist of the member's choice each time services are obtained. Although the Company charges higher premiums under the POS Plan, the Company has somewhat greater risk exposure than under its managed dental benefit plans. As of December 31, 1996, the Company had less than 6,000 POS members.

Dental Referral Plan

         Through its acquisition of Association Dental Plan, Inc., the Company offers a referral plan. This plan is currently delivered through a network of approximately 9,400 providers in 36 states. The referral plan contracts with the dental providers to provide dental services to referral plan members at certain scheduled fee-for-service rates. No capitation payments are made to dentists. Members of the referral plan pay a fixed fee per month for the member's ability to access the Company's referral plan network. There are no claim forms or deductibles and no pre-authorization is required. The Company bears no financial risk or responsibility for dental services provided to members in conjunction with its referral product.

Indemnity Plans

         The Company's present strategy regarding dental indemnity insurance is to only offer its indemnity plans in those situations where an employer with greater than 250 employees declines to use the Company's dual choice products. To the extent future groups select the UDCIC indemnity policy, UDCIC will become subject to additional underwriting risk.

DENTIST NETWORKS

         The Company designs its Plans and capitation programs to create dentist networks of general and specialty dentists that the Company believes provide the quality of care and convenience needed to attract and retain members. The Company's strategy is to have one of the three largest dentist networks in each of its key markets. As of December 31, 1996, the Company had provider contracts with approximately 4,000 general dentists. The Company also had contracts with specialty dentists representing the specialities of endodontics, oral surgery, orthodontics, periodontics and pedodontics. Since specialty care is covered under many of the Company's Plans, the Company has a specialty care referral review program in order to manage the specialty care provided.

         The Company employs 46 provider relations representatives, located in local offices situated in its key markets, who recruit general and specialty dentists, determine their qualifications for participation in the Company's network, provide administrative training to the dentist's office staff and assist the dentists with respect to participation in the Company's network. Collectively, the dental directors are responsible for establishing and monitoring the Company's quality review efforts, including credentialing and re-credentialing for network participation, review of specialty referrals and utilization review.

         Typically, the Company seeks established, private-practice dentists who have capacity in their practice to see at least 200 of the Company's members as new patients. Most general dentists and specialty dentists with whom the Company contracts have small dental offices similar to those familiar to most consumers. Both the dentist and the facility are reviewed in the Company's credentialing process, which incudes verification of licensure and malpractice coverage, as well as review of any actions that may have been taken by state regulatory authorities. In addition to professional practice capabilities, the Company also reviews the service amenities of the office, including available parking, days and hours of operation, a patient recall system for routine, preventive check-ups and radiographic and sterilization equipment and procedures. Upon determining that a dentist meets the Company's requirements for participation in the Company's dental network, the Company offers the dentist a provider contract setting forth the capitation payments, copayments, limitations and exclusions and other terms and conditions applicable to the specific Plans in which such dentist will participate. Provider contracts are typically non-exclusive and permit the Company or the dentist to terminate the contract with 90 days prior written notice. The Company periodically reviews its general and specialty dentists for continued compliance with Company requirements for participation in the Company's dentist network.

         The Company believes that the advantages to a dentist who participates in a managed dental benefits plan include: (i) increasing the size of the dentist's practice as a result of selection of the dentist by plan members and referrals from plan members; (ii) increasing practice profitability through utilization of excess capacity to accept additional patients; (iii) generation of predictable incremental cash flow from regular capitation payments; (iv) retention of patients seeking managed dental plan participation; and (v) reduction of paper work and collection risks associated with conventional fee-for-service practices.

         The general and specialty dentists are independent from the Company, providing service to members of the Company's Plans based upon dental practice standards in the community and their contractual arrangements with the Company. The Company requires that its network dentists maintain malpractice insurance and satisfy quality service standards.

         In connection with the OraCare acquisition, the Company acquired a dental management company that has entered into a management agreement with the OraCare dental professional association pursuant to which the management company will furnish the facilities and equipment and certain management services to the dental professional association. In combination, the dental management company and the dental professional association employed 111 employees at December 31, 1996, engaged in providing dental services to members of the general public and members of the Company's prepaid dental plans.

         The Company's business strategy is dependent to a large extent upon the Company's continued maintenance of a large network of quality general and specialty dentists in each of the Company's markets. Generally, the Company and network dentists enter into nonexclusive contracts that can be terminated by either party with limited notice (generally 90 days). Primarily for such reasons, the Company did not allocate for financial statement purposes any portion of the consideration paid in its acquisitions to the dentist networks of the acquired companies. The Company's business may be adversely affected if the Company is unable to establish and maintain contracts with an adequate number of dentists in any market.

MARKETS AND OPERATIONS

         The Company currently is licensed to sell its prepaid dental plans in 28 states, and its indemnity plan in 27 states including an acquisition that was completed effective January 1, 1997, which added the state of Oklahoma where the Company is licensed to sell both prepaid and indemnity plans. As of December 31, 1996, approximately 76.5% of all UDC prepaid plan members were located in five states, Arizona, Texas, New Jersey, New Mexico and Missouri. The following table shows the approximate number of managed benefits members, indemnity members, referral plan members and total members of the Company as of December 31, 1996.

                                                     Managed
                                                    Benefits          Indemnity            Total
                       State                         Members           Members            Members
    -----------------------------------------     ---------            ------            ---------
      Arizona . . . . . . . . . . . . . . .         518,276            19,574              537,850
      Texas . . . . . . . . . . . . . . . .         284,762             6,122              290,884
      New Jersey  . . . . . . . . . . . . .         173,564              ----              173,564
      New Mexico  . . . . . . . . . . . . .         115,456             2,789              118,245
      Missouri  . . . . . . . . . . . . . .         104,305             3,782              108,087
      Colorado  . . . . . . . . . . . . . .          96,313            10,103              106,416
      Ohio  . . . . . . . . . . . . . . . .          70,306               296               70,602
      Utah  . . . . . . . . . . . . . . . .          40,870            13,837               54,707
      California  . . . . . . . . . . . . .          41,429            11,208               52,637
      Washington  . . . . . . . . . . . . .          40,697             3,973               44,670
      Other States  . . . . . . . . . . . .          77,324             8,935               86,259
      Referral members  . . . . . . . . . .            ----              ----               85,370
                                                  ---------            ------            ---------
           TOTALS                                 1,563,302            80,619            1,729,291
                                                  =========            ======            =========


         The acquisition of US Dental added approximately 163,000 members located in four states where the Company already operated prepaid plans. The acquisition of AHP added approximately 220,000 members, all of whom were located in Arizona. The acquisition of Independent added approximately 10,000 members, all of whom were located in Michigan. The acquisition of Association added approximately 60,000 referral members spread across the United States. The acquisition of OraCare, effective November 1, 1996, added approximately 150,000 prepaid members in New Jersey and Pennsylvania. The KCDC acquisition, also effective November 1, 1996, added approximately 90,000 prepaid members in Kansas and Missouri.

         The Company sells its Plans to small, single-market employers and large, multi-state employers, as well as to individuals. No single employer group accounted for more than 2% of the Company's revenues for the year ended December 31, 1996.

         The Company currently maintains its regional customer service centers in Phoenix, Arizona; San Diego, California; Denver, Colorado; and Dallas, Texas. In addition, the Company maintains 28 local offices with group sales and service representatives and provider relations representatives in its key markets having a significant concentration of members.

SALES

         The Company sells its Plans primarily to employers through: (i) its direct sales force of over 120 persons focusing on medium to large groups such as multi-state employers, large independent insurance brokers and trade or professional organizations; and (ii) a network of independent insurance brokers who market to smaller employers and individuals. In addition, the Company sells to medical HMOs to offer the Company's Plans as an additional benefit to HMO members. The Company believes its multiple distribution channel approach is a competitive advantage that provides the flexibility to meet the needs of the full spectrum of customers.

         The Company has focused the efforts of its direct sales representatives on medium-to-large employers typically employing more than 250 employees and having no relationship with an insurance broker. If an employer utilizes an insurance broker, the Company generally sells through the broker to maintain its broker relationships. The Company's direct sales representatives are compensated by a combination of base salary and commissions based upon membership growth. The Company has implemented a direct sales effort in all of its major markets.

         The Company also sells its Plans through independent insurance brokers who typically have relationships with smaller employers. Approximately three-fourths of the Company's membership is the result of sales through brokers who receive commissions based on premiums received by the Company from such sales.

         The Company has actively pursued alliances with HMOs to offer its Plans to HMO members either on a private label basis or as a separate benefit and currently has 27 such agreements in place. The Company believes that, as HMOs seek to differentiate their services, many will consider contracting for dental benefit plans and that the Company has a competitive advantage in arranging alliances with HMOs as a result of the Company's experience, size and geographic scope.

         Sales to employers, regardless of distribution channel, involve selling both the employer and its employees. Typically, the employee has the opportunity to select the Company's Plans during an annual open enrollment period. Frequently, representatives of the Company have the opportunity to make presentations directly to the employees, while, in other cases, the employer distributes the Company's marketing materials that explain the features and benefits of the Company's Plan. The Company stresses: (i) the quality and size of its dentist networks; (ii) the comprehensiveness of its Plan, including specialty care coverage; (iii) its integrated customer service approach in responding to member inquiries or complaints, including requests to change general dentists; and (iv) the value of the Plan in relation to Plan premiums and copayments.

CUSTOMER SERVICE

          The Company employs 126 group sales and service representatives, 46 provider relations representatives and 70 customer service representatives with primary responsibility to service the needs of its groups and brokers, general and specialty network dentists and members, respectively. The Company's group sales and service representatives and provider relations representatives are based at the local market level, while the Company's customer service representatives are located at four regional customer service centers in Arizona, California, Colorado and Texas. Inquiries or complaints from members are handled over the telephone via 800-telephone numbers by the regional customer service representatives who provide consistent, responsive and efficient member services. The Company believes this integrated approach enables it to respond quickly and personally to group, broker and dentist issues where direct interaction is critical.

MANAGEMENT INFORMATION SYSTEMS

         All administrative, accounting, finance and information services are provided from the Company's administrative offices in Dallas, Texas. The Company believes that, in the managed dental benefits industry, an advanced information system can be a significant competitive advantage. Accordingly, in 1995, the Company entered into a contract to acquire an advanced software program specifically designed for the managed dental benefits industry and, subsequently, has acquired the necessary hardware to fully utilize such software. The Company believes its new information system will significantly enhance the Company's capabilities to provide customer service, analyze provider utilization, create opportunities to take advantage of market conditions and support new product development.

         All of the Company's business is in the process of being converted to the new information system. The conversion of the internally developed systems formerly in use by International Dental Health, Inc. ("IDH") and AHP prior to their respective acquisitions by the Company has been substantially completed. The Company's internally developed system and the internally developed system used by US Dental at the time of the US Dental acquisition are in the process of being converted. Until the conversion is completed, the Company believes its system and the US Dental system are adequate for the Company's current needs. The Company expects that all of these systems will be fully converted to the new system by the end of 1997. The information systems of the recent and pending acquisitions will be converted to the new system as rapidly as possible, although the timing for the completed integration of such systems cannot currently be estimated.

         The Company has an administrative services agreement with R. E. Harrington, Inc. ("Harrington") pursuant to which Harrington provides indemnity claim administrative services to the Company. The Company pays Harrington 4.85% of all claims paid by Harrington, which percentage may be reduced if Harrington does not meet performance guarantees. The term of this agreement is from January 1, 1997 to December 31, 1999, but the Company may terminate the contract with 90-day advance written notice and the payment of a contractual penalty.

IDH ACQUISITION

         The Company acquired IDH in September 1994 in furtherance of the Company's growth strategy. The IDH acquisition resulted in the addition of approximately 460,000 new members, prepaid dental plan licenses in 20 additional states and dental indemnity insurance licenses in all but two of the 24 states where the Company is currently licensed to offer its Plans. Since September 1994, the Company has consolidated the administrative functions of IDH into the centralized administrative operations of the Company in Dallas, Texas.

         The aggregate consideration of approximately $19.7 million relating to the IDH acquisition (consisting of approximately $14.3 million paid for IDH stock and approximately $5.4 million payable under the non-competition and consulting agreements with certain IDH stockholders) was allocated by the Company for financial statement purposes in the amounts of approximately $15.7 million to goodwill, approximately $0.3 million to the non-competition agreements, approximately $0.1 to the consulting agreements and approximately $3.6 million to tangible assets. Goodwill relates to items traditionally associated with going concern value such as the reputation of IDH in its markets, name recognition, the ability to maintain and further develop systems, and market position in geographic areas in which the Company previously did not have a market presence. The allocation of the consideration relating to the IDH acquisition for financial statement purposes by the Company was not based on a third party appraisal of the IDH assets. The Company relied on its own expertise and experience in the industry in making a valuation of the IDH assets for such allocation. Other than the amounts allocated to the non-competition and consulting agreements, the Company did not allocate any portion of such consideration to other intangibles such as the IDH dentist networks and subscriber contracts.

         The Company did not allocate any portion of the IDH consideration to the IDH dentist networks because the contracts between IDH and the dentists are non-exclusive and may be terminated with limited notice (generally 90 days). The Company believes that the expense attributable to recruiting new dentists does not constitute a material portion of the Company's expenses incurred with respect to its ongoing activities relating to credentialing dentists and maintaining its dental provider relationships. The Company did not allocate any portion of the IDH consideration to the IDH subscriber contracts because the IDH employer group agreements were generally for one year with a substantial percentage renewable in January. As such, at the time of the IDH acquisition, the remaining life of a significant percentage of the IDH employer group agreements was less than six months. Individual subscribers may terminate participation in the plan periodically during the term of an employer group agreement or at any time if they cease to be employed by the employer having a group agreement. The Company estimates that terminations by members of the IDH plans in 1994 constituted approximately 31% of the total membership in the IDH plans during 1994. The Company considers that the significant growth in the total number of IDH subscribers was attributable primarily to ongoing sales and account maintenance efforts. The costs relating both to recruiting, credentialing and maintaining the dentist networks and to sales and account maintenance efforts are expensed by the Company as incurred.

         The amounts allocated as the values of the non-competition and consulting agreements were significantly below the contractual payments due under such agreements. Those amounts were based on an estimate by the Company of the value of the benefits expected under such agreements. With respect to the non-competition agreements, the Company did not consider it likely that significant revenues would have been lost if such IDH stockholders could have competed with the Company after the acquisition due to factors such as the age of the IDH stockholders, the substantial time necessary to develop and obtain regulatory licensure for a new company in the industry and the low probability that a significant number of employers or subscribers would contract with a new start-up competitor upon renewal. With respect to the consulting agreements, the allocation by the Company was based on its estimate of the value of the consulting services actually expected to be received under such agreements which consulting services have not been and are not expected to be significant.

US DENTAL ACQUISITION

         The Company entered into a definitive agreement dated July 19, 1995, to purchase all of the outstanding capital stock of US Dental, a managed dental benefits company headquartered in Phoenix, Arizona. The US Dental acquisition closed on November 27, 1995. US Dental operated prepaid dental plans in Arizona, Colorado, Nebraska and New Mexico, and administered a prepaid dental plan owned by a third party in Nevada. The Company also had operations in each state where US Dental operated prepaid dental plans.

         US Dental had revenues of approximately $13.3 million and $13.0 million for the years ended December 31, 1995 and 1994, respectively. Revenue of $2.2 million was included in the UDC consolidated financial statements for its two months of ownership in 1995. The prepaid dental plans offered by US Dental are similar to the Company's Plans.

         The consideration given by the Company in connection with the US Dental acquisition was $12.6 million, which included the present value of amounts payable under consulting agreements and non-competition agreements entered into with each of the two former stockholders of US Dental. Each consulting agreement has a term of 50 months and provides for $522,264 in the aggregate to be paid in 48 equal monthly installments commencing the third month after the closing. Each non-competition agreement has a three year term and provides for $55,991 in the aggregate to be paid in 36 equal monthly installments commencing the month of closing. In addition, at closing, US Dental paid in full loans owed to the two former stockholders of US Dental in the aggregate principal amount of $200,000 and a bank loan in the principal
amount of $50,000.   Approximately $10.3 million of the purchase price was in
the form of a promissory note due January 18, 1996.

         In allocating, for financial statement purposes, the consideration to be paid by it in connection with the US Dental acquisition, the Company applied the same principles that it applied in connection with the IDH acquisition. Approximately $11.7 million of such consideration was allocated to goodwill, approximately $0.2 million was allocated to the non-competition and consulting agreements and the balance of such consideration was allocated to tangible assets. No portion of such consideration was allocated to other intangibles such as the dentist networks and subscriber contracts for the same reasons applicable to the IDH acquisition.

ASSOCIATED ACQUISITION

         The Company executed a definitive stock purchase agreement dated December 14, 1995, to acquire Associated Health Plans, Inc. ("AHP"), a managed dental benefits company, and Associated Companies, Inc. ("ACI"), the management company for AHP (collectively "Associated"). The acquisition became effective as of the close of business on January 31, 1996.

         Associated, headquartered in Tucson, Arizona, operates managed dental benefit plans in Arizona, providing dental benefits to over 220,000 members. AHP had revenues of approximately $14.2 million and $12.6 million for the years ended December 31, 1995 and 1994, respectively.

         The consideration given by the Company in connection with the Associated acquisition was $15.0 million, which included the present value of amounts payable under non-competition agreements entered into with four former shareholders of Associated. The non-competition agreements totaled $600,000 and have a three year term payable in equal monthly installments commencing February 1996.

         In allocating, for financial statement purposes, the consideration to be paid by it in connection with the Associated acquisition, the Company will apply the same principles that it applied in connection with the IDH acquisition and the US Dental acquisition. Approximately $14.1 million of such consideration was allocated to goodwill, approximately $0.6 million was allocated to the non-competition agreements and the balance of such consideration was allocated to tangible assets. No portion of such consideration was allocated to other intangibles such as the dentist networks and subscriber contracts for the same reasons applicable to the IDH acquisition.

ORACARE ACQUISITION

         On September 5, 1996, the Company entered into agreements to acquire OraCare DPO, Inc. ("OraCare"), a New Jersey prepaid dental plan having approximately 150,000 members, and to acquire a dental management company affiliated with OraCare. Approximately 75.6% of the OraCare's members were Medicaid members of medical HMOs that contracted with OraCare to provide the dental benefits under their plans. Members of one medical HMO represented approximately 34.4% of OraCare's total membership. In addition, as a part of the acquisition, the Company agreed to cause an affiliate to acquire a dental professional association owned by the majority stockholder of OraCare. The affiliated management company provides management services to both the prepaid dental plan and the dental professional association which, as of December 31, 1996, operated nine dental clinics servicing both members of the OraCare prepaid dental plan and other third-party prepaid and fee-for-service patients. In connection with the OraCare acquisition, the Company entered into employment agreements with two former OraCare stockholders as operating officers of the OraCare management company and two former stockholders as dental directors and dental providers of the dental professional association. The acquisition became effective November 1, 1996.

         The OraCare entities had combined revenues of $9.2 million and $7.6 million for the years ended December 31, 1995 and 1994, respectively, and $12.0 million for the nine months ended September 30, 1996. The consideration paid by the Company in connection with the OraCare acquisition was $30.5 million plus certain contingent payments up to a maximum aggregate amount of $6.0 million based on the financial performance of the Company in the states of New Jersey and Pennsylvania in 1997 and 1998. Approximately $31.2 million of the initial consideration in the OraCare acquisition was allocated to goodwill for financial statement purposes. Approximately $24.9 million of the purchase price was in the form of a promissory note due January 2, 1997.

         In response to certain regulations in New Jersey, the capital stock of the OraCare dental professional association was acquired by a licensed New Jersey dentist designated by the Company. The laws of New Jersey where the dental clinics are located prohibit dentists from sharing fees with non-dentists and prohibits non-dentist entities from practicing dentistry. Although the Company believes the operations of the dental management company are and will be in material compliance with existing applicable laws, the structure of the management relationship between the Company and the dentist has not been the subject of any state regulatory interpretations. The Company has not previously engaged in the dental practice management business.

         The OraCare dental management company entered into a management agreement pursuant to which it will furnish the facilities and equipment and certain management services to the OraCare dental professional association relating to the operation of its dental clinics. Through the terms of the management agreement, the Company has complete control over the dental professional association with the exception of the provision or direction of dental services. The management agreement entered into with the dental professional association substantially restricts the business activities of the dental professional association and the rights of its shareholder, a licensed New Jersey dentist who is an officer of the Company. The dental professional association has nominal capital and an insignificant amount of net assets. The Company is responsible for the selection of facility sites as well as all equipment and the purchase or leasing of same. Fees outlined in the management agreement are structured to operate the dental professional association at a break even level. Additionally, the dentist has provided the Company, for nominal consideration, with an option to transfer, at the Company's discretion, the ownership of the dental professional association to another licensed dentist of the Company's choosing. Successor dentists will be required to provide a comparable option to the Company as a condition of the transfer of the ownership of the dental professional association to each successor dentist.

         The financial statements of the dental professional association are consolidated with the Company's because the Company (as opposed to any affiliate of the Company) has unilateral and perpetual control over the assets and operations of the dental professional association and because, notwithstanding the lack of direct ownership, consolidation is necessary to present fairly the financial position and results of operations of the Company due to the existence of a parent-subsidiary relationship by means other than direct ownership of the dental professional association's voting stock. The Company has perpetual control over the dental professional association because the Company does not intend to terminate its management agreement with the dental professional association and, upon termination of any such agreement by the dentist, the Company intends to exercise the stock transfer option described above.


UICI ACQUISITION

         On September 10, 1996, the Company entered into definitive agreements to acquire the following companies, one of which is wholly owned by UICI, formerly known as United Insurance Companies, Inc., and one of which is majority owned by UICI: (i) United Dental Care, Inc. ("United") which, through an indemnity insurance subsidiary, operates a prepaid dental plan in Oklahoma having approximately 90,000 members; and (ii) International Dental Plan, Inc. ("IDP"), which operates a prepaid dental plan in Florida having approximately 100,000 members. On the same date, the Company agreed to acquire Association Dental Plan, Inc. ("Association"), a wholly owned subsidiary of UICI that operates a multi-state dental referral plan having approximately 60,000 members. United, IDP and Association had combined revenues of approximately $16.6 million for the year ended December 31, 1995 and $13.1 million for the nine months ended September 30, 1996. The acquisition of Association was completed effective October 1, 1996 , and the acquisition of United became effective January 1, 1997. At March 7, 1997, the acquisition of IDP was still pending Florida regulatory approval.

         The consideration paid by the Company in connection with the United acquisition was approximately $10.8 million. In connection with the United acquisition, the Company entered into four-year employment agreements with two employees of United. The consideration paid in the Association acquisition was $2.5 million. In addition, in connection with the Association acquisition, a note owed by Association to UICI having a balance of approximately $695,000 was repaid in full. Approximately $5.6 million of the initial consideration in the United acquisition and approximately $3.5 million of the initial consideration in the Association acquisition were allocated to goodwill for financial statement purposes.

         The IDP acquisition is subject to the receipt of Florida regulatory approval. The consideration to be paid by the Company in the IDP acquisition
is $4.5 million.   The Company presently anticipates that approximately $3.2
million of the consideration in the IDP acquisition will be allocated to goodwill for financial statement purposes.

         In the Association acquisition, the Company and two marketing entities affiliated with UICI having approximately 5,000 dedicated agents entered into a marketing agreement pursuant to which such agents will market the dental benefit products of the Company.

KANSAS CITY DENTAL CARE ACQUISITION

         On September 11, 1996, the Company entered into an agreement to acquire Kansas City Dental Care, Inc. ("KCDC"), which operates prepaid dental plans in Missouri and Kansas having approximately 90,000 members in the aggregate. KCDC had revenues of approximately $8.4 million for the year ended December 31, 1995 and approximately $7.2 million for the nine months ended September 30, 1996. The consideration paid by the Company in connection with the KCDC acquisition is $12.5 million plus a contingent payment up to a maximum of $2.0 million based on the financial performance of the Company in the states of Missouri and Kansas in the second year after completion of the acquisition. The acquisition became effective November 1, 1996. Approximately $12.7 million of the consideration paid in the KCDC acquisition was allocated to goodwill for financial statement purposes.
In connection with the KCDC acquisition, the Company entered into three-year employment agreements with two management officers of KCDC, one of whom was a stockholder and officer of KCDC and the other of whom was the current chief executive officer (and stock option holder) of KCDC. The company previously operated prepaid dental plans in both states.

INDEPENDENT DENTAL PLAN ACQUISITION

         On June 28, 1996, the Company entered into an agreement to acquire Independent Dental Plan, Inc. ("Independent"), which operates a prepaid dental plan in Michigan having approximately 10,000 members. Independent had revenues of approximately $1.7 million for the year ended December 31, 1995 and $1.3 million for the nine months ended September 30, 1996. The Independent acquisition was completed effective October 1, 1996. The consideration paid by the Company in connection with the Independent acquisition was approximately $1.3 million. The amount of $1.5 million was allocated to goodwill for financial statement purposes. In addition, in connection with the Independent acquisition, the Company entered into employment agreements with two of the operating officers of Independent.

COMPETITION

         There are numerous competitors wherever the Company conducts business, creating a highly competitive marketplace. The Company's competitors include:
(i) large insurance companies with the capability to offer both managed dental benefits and traditional dental indemnity insurance; (ii) HMOs that also offer dental benefits; (iii) self-funded employer programs; (iv) dental PPOs; (v) discounted, fee-for-service membership plans; and (vi) other local or regional companies offering prepaid dental plans. The Company believes that the competition from all of such sources will continue to increase in the future and that insurance companies and HMOs in particular will continue to seek to enter the managed dental benefits business and expand their dental care markets. Many of the Company's competitors are better known to the public and have substantially greater financial and other resources than those of the Company.

         The Company believes the key factors in selecting a particular managed dental benefits company include: (i) the comprehensiveness and range of prepaid plans offered; (ii) the quality, accessibility and convenience of dentist networks; (iii) the responsiveness of customer service; and (iv) the premium charged. In all of the Company's markets, other prepaid dental plans and insurance companies compete aggressively on all of these factors, particularly in situations where the selection is through a competitive bidding process. In recent years, the Company has seen increasing competition coming from all competitive sectors and the Company anticipates that this trend will continue. Certain markets also have intense price competition that could occur in all markets in the future. Price considerations have been a significant competitive factor in the past and the Company believes pricing will continue to be a significant competitive factor in the future, especially with respect to contracts awarded on the basis of competitive bidding.

         Larger, national indemnity insurance companies that offer both prepaid and indemnity dental coverage may have a competitive advantage over independent dental plans due to availability of multiple product lines, established business relationships, better name recognition and greater financial and information systems resources. The Company believes that it can effectively compete with insurance companies due to the specialized focus of its management team and resources directed towards developing competitive dental benefits plans at generally lower premiums.

         While some medical HMOs offer their own prepaid dental plans, others contract with independent managed dental plans for those services. The Company believes that it can compete with HMOs that offer dental benefits and pursue opportunities to form alliances with HMOs to offer dental benefits to HMO members.

GOVERNMENT REGULATION

General

         State insurance laws and other governmental regulations establish various licensing, operational, financial and other requirements relating to the prepaid dental plan business. State insurance departments and other regulatory agencies are typically empowered to interpret such laws and
promulgate regulations applicable to the prepaid dental plan business.   The
laws and regulations relating to the health care industry in general, and prepaid dental plans specifically, are rapidly developing and have been the subject of numerous past and present proposals which, if adopted, could adversely affect the Company's business. Such proposals have included proposals that would require the Company to admit "any willing provider" to its dental networks, create mandatory minimum capitation payments to dental providers and specify minimum loss ratios or mandate schedules of benefits. In addition, the Company's insurance company subsidiary is subject to numerous laws and regulations applicable to insurance companies generally. The Company is unable to predict the extent to which changes to existing laws and regulations will be adopted or the effect that any such changes may have on the Company's business.

         The Company's ability to conduct its business in additional states is subject to regulatory approvals required in connection with either acquisitions of existing prepaid dental plan businesses or the application of the Company to conduct its existing business in additional states. Approvals to acquire another licensed prepaid dental plan business often require six months or longer to obtain, while licenses and approvals necessary to commence operations of the Company's existing business in an additional state can require two years or longer to obtain. In addition, no assurance can be given that the Company's applications for any such licenses or approvals will be granted, in which case the Company's plans to expand in additional states would be adversely affected. In circumstances where the Company is unable to obtain licenses to conduct its business in a particular state or pending the grant of a license, the Company would be required to conduct business through contractual arrangements with a licensed insurance company or a licensed HMO, which arrangements are typically less advantageous to the Company than its independent offering of its prepaid dental plans. See "--Business Strategy."

         In addition to regulatory approvals for acquisitions and additional licenses, various regulatory approvals and filing requirements may apply to ongoing aspects of the Company's business such as approvals for benefits plans offered, premium rates and certain contractual relationships with HMOs and insurance companies. If the Company fails to maintain compliance with all material regulations, regulatory authorities are empowered to take certain actions against the Company such as license revocations that could adversely affect the Company's ability to conduct business.

United Dental Care Insurance Company

         UDCIC is licensed to conduct business in 27 states. UDCIC is a traditional indemnity insurance carrier and therefore assumes underwriting risk. Currently, UDCIC provides the indemnity portion of some of the Company's dual choice and point of service plans. UDCIC has not issued any other form of insurance, and its maximum coverage under each dental insurance policy is generally $1,000.

         UDCIC is regulated by the Arizona Department of Insurance and the departments of insurance of the other states in which UDCIC is licensed to transact insurance business. The Company's ability to expand UDCIC's insurance operations into states in which UDCIC is not currently licensed is dependent, for the most part on prior regulatory approval, which must be sought from the department of insurance in each state in which the Company is applying. Such reviews may take from six months to two years or more. Insurance companies are heavily regulated and require significant cash deposits for capital and surplus. The regulations of the various state insurance departments include specific requirements with regard to such matters as minimum capital and surplus, permitted investments, advertising, policy forms and claims processing requirements. See "Item 3. Legal Proceedings."

         In December 1992, the National Association of Insurance Commissioners approved risk-based capital ("RBC") standards for life and/or health insurance companies, as well as a Model Act (the "RBC Model Act") to apply to such standards at the state level. The RBC Model Act requires an insurance company to submit an annual RBC report which compares its total adjusted capital with its risk-based capital as calculated by an RBC formula which takes into account the risk characteristics of the company's investments and products. The RBC formula includes capital requirements for four categories or risk: asset risk, insurance risk, interest rate risk and business risk, with capital requirements increasing for higher levels of risk. There are four levels of progressively more intense regulatory action against insurance companies whose total adjusted capital does not meet the RBC standards, starting with the company being required to submit a plan to improve its capitalization and ending with the state insurance department placing the company under regulatory control. The State of Arizona adopted the RBC Model Act effective January 1, 1996. At December 31, 1996, UDCIC's total adjusted capital was $4.3 million, or 106%, of the "company action level" of the RBC standard of $4.0 million. If the capital and surplus of UDCIC do not exceed the "company action level" at December 31, 1997, UDCIC would be required to submit a business plan to the state regulators. The Company does not believe that compliance with the RBC standards will adversely affect the Company's business since the Company estimates that UDCIC will be able to satisfy such standards without the need for significant capital contributions by the Company. In addition, the Company does not consider that compliance with the RBC standards will adversely affect the ability of the Company to meet its anticipated operating cash requirements.

Medicare/Medicaid Programs

         The Company contracts with certain medical HMOs that provide health services to members under the Medicare or Medicaid programs administered by certain state agencies. The Company provides the dental benefits coverage under such plans of the medical HMOs. The medical HMOs receive reimbursement under either the Medicare or Medicaid programs for the benefits provided. As a result, the availability of such reimbursement or decreases in the level of reimbursement or changes in regulatory requirements could have a significant impact on the decisions of the medical HMOs to continue to offer dental benefits. In addition, in the event that the contracts between such medical HMOs and the state agencies are terminated or not renewed, such termination or nonrenewal would also terminate the Company's contract with such medical HMO as a provider for dental benefits.

EMPLOYEES

         At December 31, 1996, the Company employed approximately 507 employees, of which 126 were sales personnel, 70 were customer service personnel, 46 were provider relations personnel, 7 were dental directors, 147 were administrative personnel and 111 were part of the dental professional association and the dental management company in New Jersey. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

INSURANCE

         The Company carries general liability, comprehensive property damage, workers' compensation, professional liability and other insurance coverages that management considers adequate for the protection of the Company's assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against the Company in excess of its insurance coverage could have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

         The Company leases 36,588 square feet of office space for its corporate offices in Dallas, Texas under a lease expiring March 31, 2002. In addition, the Company leases an aggregate of approximately 87,106 square feet of space for its other regional and local offices with lease terms expiring at various times through May 20, 2002.

ITEM 3.  LEGAL PROCEEDINGS

         On May 24, 1996, the Arizona Department of Insurance filed a Notice of Administrative Hearing against the Company alleging that the Company consummated its acquisition of AHP in January 1996 without complying with the requirements of the Arizona Insurance Holding Company Act (the "Act"). On January 31, 1997, the Company signed a consent order whereby the Company agreed to comply with the requirements of the Act and pay a civil penalty of $10,000. The Arizona Department of Insurance is currently reviewing the Company's Form A filing regarding the acquisition of AHP.

         The Company is, and may be in the future, party to litigation arising in the course of its business. The Company carries insurance protecting it against liability arising out of the provision of dental care services by contracting dentists, who are not employees or agents of the Company. Claims against the Company arising out of the provision of dental care services by contracting dentists historically have been rare, but there can be no assurance that the Company will not become involved in such litigation or otherwise become subject to claims relating to its contracting dentists in the future. While the Company has no significant pending claims, there can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities arising out of such claims or that any such claims will be covered by the Company's insurance. Any material claim which is not covered by insurance may have an adverse effect on the Company's business. Claims against the Company, regardless of their merit or outcome, may also have an adverse effect on the Company's reputation and business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         On September 22, 1995, the common stock of the Company began trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "UDCI."

         The following table sets forth the range of quarterly high and low closing sale prices on the Nasdaq Stock Market for the periods indicated.

                                                                      COMMON STOCK CLOSING PRICE
                                                                      --------------------------
                               TIME PERIOD                               HIGH             LOW
            -------------------------------------------------         ----------      ----------
            September 25 - September 30, 1995 . . . . . . . .          $30.00           $27.75
            October 1 - December 31, 1995 . . . . . . . . . .          $41.25           $29.50
            January 1 - March 31, 1996  . . . . . . . . . . .          $43.75           $34.25
            April 1 - June 30, 1996 . . . . . . . . . . . . .          $44.25           $37.25
            July 1 - September 30, 1996 . . . . . . . . . . .          $45.75           $32.75
            October-1 - December 31, 1996 . . . . . . . . . .          $36.25           $25.00


         The last reported sale price per share of common stock as reported by the Nasdaq National Market on March 12, 1997 was $28-5/8. As of the date of this report, the Company had 8,925,416 shares of common stock outstanding. As of March 12, 1997, the Company estimates that there were approximately 1,800 owners of the Company's common stock, including approximately 125 holders of record and approximately 1,675 persons or entities that hold common stock in nominee name.

         The Company has not paid or declared any cash dividends on its common stock since its inception. The Company currently intends to retain all future earnings for use in the expansion and operation of its business. In addition, future borrowings may limit the Company's ability to pay cash dividends. It is anticipated that the line of credit financing that may be used to finance any future acquisitions will contain a restriction on the payment of dividends.
Any payments of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company, limitations on dividend payments by subsidiaries of the Company under applicable state laws and such other factors as the board of directors may deem relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The Company's selected financial data presented below for the years ended December 31, 1994, 1995 and 1996 and at December 31, 1995 and 1996, are derived from the audited consolidated financial statements of the Company. The selected financial data presented below for the Company for each of the years ended December 31, 1992 and 1993 and at December 31, 1992, 1993 and 1994 are derived from the audited consolidated financial statements of the Company not included herein. This data is not necessarily indicative of the Company's future performance. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the related Notes thereto included herein:

                                                                  Year Ended December 31,
                                                ---------------------------------------------------------------
                                                  1992          1993        1994 (1)      1995 (2)     1996 (3)
                                                --------      --------      --------      --------     --------
 STATEMENT OF OPERATIONS DATA:
   Revenues:
     Managed benefits  . . . . . . . . . .      $ 13,854      $ 16,805      $ 31,683      $ 62,004     $ 96,786
     Indemnity . . . . . . . . . . . . . .         --             --           5,514        16,622       15,143
     Dental centers . . . . . . . .  . . .         --             --            --            --            820
     Interest  . . . . . . . . . . . . . .           147           173           178           603          899
                                                --------      --------      --------      --------     --------
          Total revenues . . . . . . . . .        14,001        16,978        37,375        79,229      113,648
   Dental services expense:
     Managed benefits  . . . . . . . . . .         5,934         7,283        15,559        33,068       56,845
     Indemnity . . . . . . . . . . . . . .          --            --           4,567        13,682       10,590
     Dental centers. . . . . . . . . . . .          --            --            --            --            216
                                                --------      --------      --------      --------     --------
          Total dental services expense            5,934         7,283        20,126        46,750       67,651


   Sales and marketing . . . . . . . . . .         2,445         3,025         5,756         9,637       12,587
   General and administrative  . . . . . .         3,101         3,632         7,062        14,785       18,612
   Depreciation and amortization . . . . .           324           159           541         1,190        2,267
   Acquisition-related expenses  . . . . .          --            --             178          --           --
   Interest expense  . . . . . . . . . . .          --            --             360         1,005          536
                                                --------      --------      --------      --------     --------
           Total expenses                         11,804        14,099        34,023        73,367      101,653
   Income before provision for Federal
     income taxes, cumulative effect of a
     change in accounting principle and
     extraordinary charge . . . . .  . . .         2,197         2,879         3,352         5,862       11,995
   Provision for Federal income taxes  . .           747           934         1,256         2,131        4,438
                                                --------      --------      --------      --------     --------
   Net income before cumulative effect of
     a change in accounting principle and
     extraordinary charge. . . . . . . . .         1,450         1,945         2,096         3,731        7,557
   Cumulative effect of a change in
     accounting principle. . . . . . . . .          --              44          --            --           --
   Extraordinary charge  . . . . . . . . .          --            --            --             142         --
                                                --------      --------      --------      --------     --------
   Net income before preferred dividends .        $1,450        $1,901        $2,096        $3,589       $7,557
                                                ========      ========      ========      ========     ========
   Net income per common share . . . . . .         $0.30         $0.40         $0.44         $0.66        $1.00
   Weighted average common shares
     outstanding  . . . . . . .  . . . . .         4,575         4,662         4,717         5,449        7,543

                                                  1992          1993          1994          1995         1996
                                                --------      --------      --------      --------     --------
   BALANCE SHEET DATA:
     Working capital . . . . . . . . . . .        $3,474        $3,907        $1,365       $30,892      $25,420
     Total assets  . . . . . . . . . . . .         5,485         7,283        31,404        86,588      165,672
     Total debt including current portion           --            --          14,558        15,182       28,948
     Stockholders' equity  . . . . . . . .         4,795         6,730         8,974        61,600      125,495

------------------
(1) Results of operations for IDH after August 31, 1994 are included in historical results of operations for the Company on a consolidated basis for the years ended December 31, 1994, 1995 and 1996. See the Company's Consolidated Financial Statements and the Notes thereto.
(2) Results of operations for US Dental after October 31, 1995 are included in historical results of operations for the Company on a consolidated basis for the years ended December 31, 1995 and 1996. See the Company's Consolidated Financial Statements and the Notes thereto.
(3) Results of operations for AHP after January 31 1996, Independent and Association after September 30, 1996 and for KCDC and OraCare after October 31, 1996 are included in historical results of operations for the Company on a consolidated basis for the year ended December 31, 1996. See the Company's Consolidated Financial Statements and the Notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1. "Business," regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed throughout this Form 10-K, including, without limitation, in conjunction with the forward-looking statements included herein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are hereby expressly qualified in their entirety.

OVERVIEW

         The Company's predecessor began operations in Texas in 1986, and subsequently initiated de novo operations in Ohio in 1990 and in Missouri and Kansas in 1993. The Company entered 15 new states with prepaid members (Arizona, California, Colorado, Idaho, Illinois, Indiana, Iowa, Minnesota, Nebraska, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming) by virtue of the IDH acquisition in 1994. Certain of these additional states have only limited number of prepaid members and are not considered by management to be prime markets for future expansion.

         Effective September 1, 1994, the Company completed the acquisition of all of the outstanding common stock of IDH for $14.3 million in cash and additional payments of $5.4 million (consulting and non-competition agreements) over the six year period beginning September 16, 1994. The cash portion of the purchase price was financed through bank borrowings of $11.0 million and $3.3 million of working capital. As a result of the IDH acquisition, the Company incurred interest expense and the Company's amortization expense significantly increased beginning in the third quarter of 1994. The Company repaid the entire outstanding balance of the bank borrowings with the proceeds of the September 21, 1995 initial public offering.

         Effective November 1, 1995, the Company completed the acquisition of all of the outstanding common stock of US Dental for $1.3 million in cash, deferred payments of $1.0 million (consulting and non-competition agreements) and a promissory note, maturing January 18, 1996, in the amount of $10.3 million (the "Promissory Note").

         Effective February 1, 1996, the Company completed the acquisition of all of the outstanding common stock of AHP for $15.0 million, which includes the present value of amounts payable under 36-month non-competition agreements with four former stockholders of AHP.

         Effective October 1, 1996, the Company completed the acquisitions of all of the outstanding common stock of Independent for $1.3 million in cash and of Association for $3.2 million in cash.

         Effective November 1, 1996, the Company completed the acquisitions of all of the outstanding common stock of KCDC for $12.5 million in cash and of OraCare for $5.6 million in cash and a promissory note, maturing January 2, 1997, in the amount of $24.9 million (the "OraCare Promissory Note"). The OraCare Promissory Note was paid in full at maturity on January 2, 1997.

         The Company's revenues consist primarily of managed benefits premiums for the prepaid dental plans offered by the Company, such premiums representing 85.2% and 78.2% of total revenues for the years ended December 31, 1996 and 1995, respectively. A secondary source of revenue (representing 13.3% and 21.0% of total revenues for the years ended December 31, 1996 and 1995, respectively) is the indemnity premiums received by a subsidiary of the Company in connection with dual choice plans and individual policies offered by the Company. Dual choice plans permit members to select between the Company's prepaid dental plans and traditional dental indemnity insurance. The dental indemnity insurance subsidiary was acquired effective September 1, 1994, so the Company had no revenue from this source prior to that date. The Company primarily seeks to generate its revenues through employer groups, specifically medium to large groups, although approximately 7.2% of the Company's prepaid members are individuals not associated with a group.

         The Company's premium revenues increased from $10.8 million for the year ended December 31, 1991 to $111.9 million for the year ended December 31, 1996, a compound annual growth rate of 59.6%. Such increase would have been approximately 21.3% assuming the acquisitions of IDH and US Dental had not occurred in 1994 and 1995, respectively, and the acquisitions of AHP, Independent, Association, OraCare and KCDC had not occurred in 1996. The increase is primarily related to the growth in the number of members, both from internal growth and from acquisitions, and secondarily due to premium rate increases. IDH had approximately 370,000 prepaid members and 90,000 indemnity members when it was acquired by the Company effective September 1, 1994. The Company had approximately 267,000 prepaid members at that date. Subsequent acquisitions added the following membership:


               ACQUISITION                     MEMBERSHIP              EFFECTIVE DATE
  --------------------------------------   -------------------         ----------------
  US Dental . . . . . . . . . . . . . .     165,000 (prepaid)               11/01/95
  AHP . . . . . . . . . . . . . . . . .     220,000 (prepaid)               02/01/96
  Independent . . . . . . . . . . . . .      10,000 (prepaid)               10/01/96
  Association . . . . . . . . . . . . .      60,000 (referral)              10/01/96
  KCDC  . . . . . . . . . . . . . . . .      90,000 (prepaid)               11/01/96
  OraCare . . . . . . . . . . . . . . .     150,000 (prepaid)               11/01/96

         The Company estimates that premium rate increases have generally averaged less than 3.5% per year during the five-year period ended December 31, 1996.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages of revenues represented by certain items reflected in the Company's consolidated statements of operations.

                                                               YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                            1994         1995         1996
                                                           -------      -------      -------
Revenues
       Managed benefits   . . . . . . . . . . . . . . .       84.8%        78.2%        85.1%
       Indemnity  . . . . . . . . . . . . . . . . . . .       14.7         21.0         13.3
       Dental Centers   . . . . . . . . . . . . . . . .        --           --           1.4
          Less:  intercompany   . . . . . . . . . . . .        --           --          (0.6)
       Interest   . . . . . . . . . . . . . . . . . . .        0.5          0.8          0.8
                                                           -------      -------      -------
              Total revenue   . . . . . . . . . . . . .      100.0%       100.0%       100.0%
                                                           -------      -------      -------
Expenses:
 Dental services:
   Managed benefits  . . . . . . . . . . . . . . . . .       41.6%        41.7%        50.6%
       Less:  intercompany  . . . . . . . . . . . . . .        --           --          (0.6)
    Indemnity . . . . . . . . . . . . . . . . . . . . .       12.2         17.3          9.3
    Dental Centers  . . . . . . . . . . . . . . . . . .        --           --           0.2
                                                           -------      -------      -------
            Subtotal  . . . . . . . . . . . . . . . . .       53.8         59.0         59.5
                                                           -------      -------      -------
    Gross margin  . . . . . . . . . . . . . . . . . . .       46.2         41.0         40.5

    Sales and marketing expenses  . . . . . . . . . . .       15.4         12.2         11.1
    General and administrative expenses . . . . . . . .       18.9         18.7         16.4
    Depreciation and amortization . . . . . . . . . . .        1.4          1.5          2.0
    Acquisition-related expenses  . . . . . . . . . . .        0.5          --           --
    Interest expense  . . . . . . . . . . . . . . . . .        1.0          1.2          0.5
                                                           -------      -------      -------
            Total expenses  . . . . . . . . . . . . . .       91.0         92.6         89.5
                                                           -------      -------      -------

Net income before provision for Federal income
    taxes and extraordinary charge. . . . . . . . . . .        9.0          7.4         10.5
Provision for Federal income taxes  . . . . . . . . . .        3.4          2.7          3.9
                                                           -------      -------      -------

Net income before extraordinary charge  . . . . . . . .        5.6          4.7          6.6
Extraordinary charge  . . . . . . . . . . . . . . . . .        --           0.2          --
                                                           -------      -------      -------
Net Income  . . . . . . . . . . . . . . . . . . . . . .        5.6%         4.5%         6.6%
                                                           =======      =======      =======

YEARS ENDED DECEMBER 31, 1996 AND 1995

         Revenues. Revenues increased by $34.4 million or 43.4%, to $113.6 million in 1996 from $79.2 million in 1995. Of this increase, $20.4 million, or 59.3% was attributable to the operations added through the acquisition of AHP, Association, Independent, KCDC and OraCare and $11.2 million was attributable to the ownership of US Dental for the entire twelve months in 1996 versus only two months in 1995. Revenues increased to $82.0 million in 1996 from $79.2 million in 1995 in markets where the Company had operations in both periods. This increase was primarily a result of an increase in the number of members and, to a lesser extent, to premium rate increases. During the year, members increased from 937,355 at December 31, 1995 to 1,729,291 at December 31, 1996.

         Dental Services. Dental services expenses increased $20.9 million, or 44.7% to $67.6 million in 1996 from $46.7 million in 1995. Total dental services as a percentage of revenues increased to 59.5% in 1996 from 59.0% in 1995 primarily due to the increase in the dental services expenses related to the managed benefits business. Dental service expenses for the Company's managed benefits business (before intercompany eliminations), which consist primarily of capitation to dentists, increased to 59.5% of managed benefits revenues in 1996 from 53.3% in 1995. This increase is attributable to the fact that the managed benefits plans offered by IDH, US Dental and AHP have historically paid dentists a higher percentage of premiums than the Company's pre-existing plans paid. Claims expense for the indemnity business was 70.0% of indemnity revenues.

         Sales and Marketing. Sales and marketing expenses increased $3.0 million, or 31.3%, to $12.6 million in 1996 from $9.6 million in 1995. Sales and marketing expenses as a percentage of revenues declined to 11.1% in 1996 from 12.2% in 1995. This decrease was largely attributable to the change in product mix with a higher percentage of revenues generated by managed benefits products. Since the indemnity business generates a higher per-member-per-month revenue than generated by the managed benefits plans, and a portion of the sales and marketing costs, such as base salaries and printing costs, are fixed, the expenses as a percentage of revenues decline. In addition, the commissions paid on the indemnity business are lower as a percentage of revenues than those paid on the managed benefits plans.

         General and Administrative. General and administrative expenses increased $3.8 million, or 25.7%, to $18.6 million in 1996 from $14.8 million in 1995. The decline in general and administrative expenses as a percentage of revenues to 16.4% in 1996 from 18.7% in 1995 was primarily attributable to efficiencies achieved through the consolidation of executive staffs and accounting departments due to the Company's integration of its acquisitions. In addition, there was a decrease in premium taxes as a percentage of revenue because the Company now generates a greater percentage of its revenues in states that charge lower premium taxes.

         Depreciation and Amortization. Depreciation and amortization expenses increased $1.1 million, or 91.7% to $2.3 million in 1996 from $1.2 million in 1995. Most of this increase was the result of amortization of goodwill and the Agreements entered into in connection with the acquisitions of IDH, US Dental and AHP and the depreciation of the assets acquired.

         Interest. Interest expense decreased to $0.5 million in 1996 from $1.0 in 1995. The $0.5 million was entirely attributable to the imputed interest on the Agreements incurred to finance the IDH, US Dental and AHP acquisitions and the interest on the OraCare Promissory Note. The weighted average interest rates on the Agreements and the OraCare Promissory Note during 1996 were 7.9% and 4.8%, respectively. The weighted average interest rate on the Agreements includes the effects of the fees for the related letters of credit

YEARS ENDED DECEMBER 31, 1995 AND 1994

         Revenues. Revenues increased by $41.8 million, or 112.0%, to $79.2 million in 1995 from $37.4 million in 1994. Of this increase, $2.2 million, or 5.3% was attributable to the operations added through the acquisition of US Dental in November 1995. The remaining $39.6 million increase was a 105.9% increase in revenues to $77.0 million in 1995 from $37.4 million in 1994, in markets where the Company had operations in both periods. This increase was primarily a result of having IDH operations for the full year in 1995 compared to only four months in 1994 and the increase in the membership numbers. During 1995, members increased from 740,984 at December 31, 1994 to 937,355 at December 31, 1995. The increase in the comparable period in 1994 was from 214,455 to 740,984. Interest income increased $0.4 million, or 200.0% from $0.2 million to $0.6 million in 1995. This increase was due to the interest income derived from the cash proceeds of the initial public offering in September 1995.

         Dental Services.  Dental services expenses increased $26.6 million, or
132.3 %, to $46.7 million in 1995 from $20.1 million in 1994. Total dental services as a percentage of revenue increased to 59.0% in 1995 from 53.8% in 1994, primarily due to the effect of a higher dental expense loss ratio in the indemnity insurance business that the Company acquired through IDH. Claims expense for the indemnity business was 82.4% of indemnity revenues in 1995 as compared to 82.8% in 1994. Dental service expenses for the Company's managed benefits plans ("Plans"), which consist primarily of capitation payments to general dentists, increased to 53.3% of managed benefits revenues in 1995, from 49.1% in 1994. This increase is attributable to the fact that the Plans offered by IDH have historically paid general dentists a higher percentage of premiums than the Company's pre-existing Plans. It is management's intention to increase premiums over the next several years, as market conditions permit, thereby increasing revenues. In most markets, amounts paid to general dentists will also be increased to maintain the Company's competitive position and to improve the economics for general dentists. The acquisition of Associated will result in an increase of approximately 5% in the percentage of dental services expenses for all of its managed dental benefits Plans relative to managed benefits revenues in 1996 over the percentage experienced in 1995.

         Sales and Marketing. Sales and marketing expenses increased $3.8 million or 67.4%, to $9.6 million in 1995 from $5.8 million in 1994. Sales and marketing expenses as a percentage of revenue declined to 12.2% in 1995 from 15.4% in 1994. This decrease was largely attributable to the change in product mix from primarily Plans in 1994 to a combination of indemnity and Plans in 1995, resulting from the acquisition of IDH effective September 1, 1994. Since the indemnity business generates a higher per-member-per-month revenue than is generated by the Plans, and a portion of the sales and marketing costs, such as base salaries and printing costs, are fixed, the expenses as a percentage of revenues decline. In addition, the commissions paid on the indemnity business are lower as a percentage of revenues than those paid on the Plans.

         General and Administrative. General and administrative expenses increased $7.7 million, or 109.4% to $14.8 million in 1995 from $7.1 million in 1994. The decline in general and administrative expenses as a percentage of revenues to 18.7% in 1995 from 18.9% in 1994 was primarily attributable to efficiencies achieved through the consolidation of executive staffs and accounting departments due to the acquisition of IDH. In addition, there was a decrease in premium taxes as a percentage of revenue because the Company now generates a greater percentage of its revenues in states that have lower premium taxes.

         Depreciation and Amortization. Depreciation and amortization expenses increased $0.7 million, or 120.0%, to $1.2 million in 1995 from $0.5 million in 1994. Most of this increase was the result of amortization of goodwill and consulting and non-competition agreements (the "Agreements") attributable to the acquisitions of IDH and US Dental and the depreciation of the assets acquired.

         Interest. Interest expense increased to $1.0 million in 1995 from $0.4 in 1994. The $1.0 million was composed of the interest on the Bank Loan, the Promissory Note and the imputed interest on the consulting and non-competition agreements incurred to finance the IDH and US Dental acquisitions (the "Agreements"). The weighted average interest rates on the Bank Loan, the Promissory Note and the Agreements during 1995 were 9.5%, 4.4% and 8.6%, respectively. These weighted average interest rates include the effects of amortization of debt issuance costs and the fees for letters of credit related to the Agreements.

         Taxes. The average tax rate was 36.4% and 37.4% in 1995 and 1994, respectively. In 1995 and 1994, the average tax rate was higher than the statutory Federal tax rate of 34.0%, primarily as the result of the nondeductibility of the amortization of goodwill. The average rate decrease from 1994 to 1995 was primarily due to tax exempt interest income in 1995.

         Extraordinary Charge. Upon completion of the Company's initial public offering in September 1995, the Company used a portion of the offering's proceeds to repay its bank debt. This required the write off of the unamortized debt-financing expenses capitalized in connection with the bank financing incurred to finance the IDH acquisition and the financing obtained (but not used) for the US Dental acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1995, the Company completed an initial public offering of 2,375,000 shares of its common stock for $22.00 per share (the "Offering"), resulting in net proceeds of $48.0 million. The Company used approximately $9.9 million of such proceeds for the repayment of all outstanding bank indebtedness, which had been incurred in 1994 to finance the acquisition of IDH.

         In October 1996, the Company completed a public offering of 2,000,000 shares of its common stock for $30.00 per share (the "1996 Offering"), resulting in net proceeds of $56.2 million. The Company used a portion of the proceeds to complete the acquisitions of Independent, Association, OraCare and KCDC in 1996 and of United in 1997.

         The Company's historical operating cash requirements have been met through cash provided by operations. Net cash provided by operating activities was $1.3 million and $2.9 million for the years ended December 31, 1996 and 1995, respectively. The reduced amount of cash provided by operating activities in 1996 as compared to 1995 was a result of (i) a change to earlier capitation payments to certain network dentists that resulted in a one-time increase in cash outflow and (ii) a change to later collection of prepaid revenues from certain groups that resulted in a one-time decrease in cash inflows. Both changes were instituted to provide better customer service and had no direct effect on operating earnings. The increase in premiums receivable of $4.9 million, the decrease in unearned premiums of $2.1 million and the decrease in accounts payable, accrued expenses and claims reserves of $2.2 million all reflect this one-time impact on cash from operating activities. Management believes that active management of receivables balances will result in a significant improvement in cash receipts during 1997.

         The Company's primary cash need is for debt service on the Agreements. The principal amount of the outstanding indebtedness of the Company at December 31, 1996 was $28.9 million, consisting of the OraCare Promissory Note of $24.9 million and the liability for the Agreements of $4.1 million. The Promissory Note was paid off on January 2, 1997. The IDH Agreements require payments of $0.1 million on January 1 and $0.8 million on September 16 each year. The US Dental Agreements require monthly payments totaling $0.3 million per year. The AHP agreements require monthly payments totaling $0.2 million per year.

         On November 14, 1996, the Company signed a revolving credit agreement providing a $35.0 million revolving credit facility with an unaffiliated bank. The purpose of the revolving credit facility is to provide (i) for funding future acquisitions of managed dental benefits companies, (ii) for the issuance of letters of credit, (iii) for capital expenditures and (iv) at the election of the company, a working capital line of credit in an amount up to $5.0 million out of the total amount available under the revolving credit facility. The revolving credit facility has a term of four years, expiring November 30, 2000. Outstanding indebtedness under the revolving line of credit will bear interest payable quarterly, at the Company's option, at: (i) up to 0.25% over the base rate of the lender or (ii) up to 1.85% over LIBOR, with the margin over the respective rates decreasing as the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") decreases. The Company pays an annual fee of up to 0.25% of the amount remaining available to be drawn under the credit facility and up to 0.85% of the amount available to be drawn under the letters of credit.

         The revolving credit facility is secured by the pledge of all the outstanding capital stock of the direct and indirect subsidiaries of the Company and a negative pledge on all other assets. The revolving credit facility contains numerous covenants including, among other things, that the Company cannot, except in certain permitted instances, (i) incur any additional indebtedness; (ii) grant liens on any of the assets of the Company or its subsidiaries; (iii) declare or pay any dividends; or (iv) merge or consolidate with any other entity. In addition, the Company is required to satisfy on an ongoing basis certain financial covenants. The Company's breach of any covenant would result in an event of default under the revolving credit facility.

         In 1994, the Company arranged for the issuance of two letters of credit in the aggregate amount of $4.8 million. The letters of credit secure the obligations of the Company under certain agreements executed in connection with the IDH acquisition. The letters of credit decline in amount annually and expire in September 1998. The Company pays an annual fee of up to 0.85% of the amount remaining to be drawn under the letters of credit.

         Under applicable insurance laws of most states in which the Company conducts business, the Company's subsidiary operating in the particular state is required to maintain a minimum level of net worth and reserves. In general, minimum capital requirements are more stringent for insurance companies, such as UDCIC. The Company may be required from time to time to invest funds in one or more of its subsidiaries to meet regulatory capital requirements. The implementation of risk-based capital regulations in states having jurisdiction over UDCIC may require that the Company increase its investment in UDCIC. However, the Company does not believe that compliance with such regulations will adversely affect the Company's ability to meet its operating cash requirements. The Company believes that UDCIC will be able to satisfy such regulations without the need for significant capital contributions by the Company. Applicable laws generally limit the ability of the Company's subsidiaries to pay dividends to the extent that required regulatory capital would be impaired.

         Capital expenditures were $4.5 million during the year ended December 31, 1996 and $2.2 million in the year ended December 31, 1995. Such expenditures in 1996 primarily consisted of the capitalized costs related to the new information system, expected to be completed in 1997. In June 1995, the Company entered into a contract to acquire a new information system to replace its existing system. The capital cost of the conversion of all current systems is expected to be approximately $6.6 million. This capital cost includes the capitalization of certain direct internal costs associated with the new system in addition to external costs such as consulting fees and hardware and software expenditures.

         Management believes that cash flow generated by operations will be sufficient to fund the Company's normal working capital needs and capital expenditures (other than any acquisitions) for at least the next twelve months because the Company's operations are not capital intensive.

         Management believes that the Company's operations are not materially affected by inflation. The Company's principal costs, such as dental services expense and sales and marketing expenses are largely related to membership levels and are, therefore, variably related to premium revenues. Historically, the Company's rate of premium increases has been less than the rate of increase in dental costs in general.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data are set forth herein commencing on page F-1 of this Form 10-K. See Item 14 for the list of documents filed as a part of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required in response to Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)      The following are filed as a part of this Annual Report on Form 10-K:

         1.      Consolidated Financial Statements                                                                   Page
                 ---------------------------------                                                                   ----
                 Index to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1
                 Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
                 Consolidated Balance Sheets as of December 31, 1995
                    and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
                 Consolidated Statements of Operations for the years ended
                    December 31, 1994, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
                 Consolidated Statements of Changes in Stockholders' Equity
                    for the years ended December 31, 1994, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . F-5
                 Consolidated Statements of Cash Flows for the years ended
                    December 31, 1994, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

         2.      Financial Statement Schedules

                 None.

                 All other schedules have been omitted because the required information is either inapplicable, insignificant or included in the Consolidated Financial Statements and Notes thereto.

         3.      List of Exhibits

           3.01 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration Number 33-94356 (the "1995 Registration Statement") and incorporated herein by reference).
           3.02   Amended and Restated Bylaws of the Company (filed as Exhibit
                  3.02 to the 1995 Registration Statement and incorporated herein by reference).
           4.01 Specimen Common Stock Certificate (filed as Exhibit 4.01 to the 1995 Registration Statement and incorporated herein by reference).
          10.01 Non-Competition Agreement dated as of September 16, 1994 among United Dental Care, Inc., The Adaven Group Limited Partnership and Robert J. Nettinga (filed as Exhibit 10.06 to the 1995 Registration Statement and incorporated herein by reference).
          10.02 Agreement for Consulting Services dated as of September 16, 1994 between United Dental Care, Inc. and The Adaven Group Limited Partnership (filed as Exhibit 10.07 to the 1995 Registration Statement and incorporated herein by reference).
          10.03 Non-Competition Agreement dated as of September 16, 1994 among United Dental Care, Inc., Omega Marine Development, Inc. and Paul C. Nettinga (filed as Exhibit 10.08 to the 1995 Registration Statement and incorporated herein by reference).
          10.04 Agreement for Consulting Services dated as of September 16, 1994 between United Dental Care, Inc. and Omega Marine Development, Inc. (filed as Exhibit 10.09 to the 1995 Registration Statement and incorporated herein by reference).
          10.05 Stockholders Agreement dated as of September 16, 1994 among United Dental Care, Inc., certain stockholders of United Dental Care, Inc. named therein and Robert J. Nettinga (filed as Exhibit 10.10 to the 1995 Registration Statement and incorporated herein by reference).
          10.06 Irrevocable Letter of Credit dated September 16, 1994 in the amount of $4,023,500 in favor of The Adaven Group Limited Partnership (filed as Exhibit 10.11 to the 1995 Registration Statement and incorporated herein by reference).
          10.07 Amended and Restated Application and Agreement for $4,023,500 Standby Letter of Credit in favor of The Adaven Group Limited Partnership dated September 16, 1994 by United Dental Care, Inc. to NationsBank of Texas, N.A. (filed as Exhibit 10.09 to the Company's Registration Statement on Form S-1, Registration Number 333-12425 (the "1996 Registration Statement") and incorporated herein by reference).
          10.08 Administrative Services Agreement dated as of January 1, 1995 between United Dental Care, Inc. and R.E. Harrington, Inc., and Memorandum of Understanding in connection therewith dated as of January 1, 1995 (filed as Exhibit 10.28 to the 1995 Registration Statement and incorporated herein by reference).
          10.09 Consulting Agreement dated September 27, 1995, between United Dental Care, Inc. and Dolores A. Kordek (filed as Exhibit
                  10.9 to the 1995 Form 10-Q and incorporated herein by reference).
          10.10 Consulting Agreement dated September 27, 1995, between United Dental Care, Inc. and Christopher A. Jehle (filed as Exhibit
                  10.10 to the 1995 Form 10-Q and incorporated herein by reference).
          10.11 Stock Purchase Agreement dated as of December 14, 1995 among United Dental Care, Inc., R. Bruce Buchanan, Joseph V. Errante, D.D.S., Margaret R. Errante, D.D.S., The Francesca Irena Errante Irrevocable Trust U/A 10/1/95, The Alexandra Nicole Errante Irrevocable Trust U/A 10/1/95, Timothy J. Moncher, Associated Health Plans, Inc. and Associated Companies, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 22, 1996, File No. 0-26688 (the "Form 8-K"), and incorporated herein by reference).

          10.12 First Amendment to Stock Purchase Agreement dated as of January 17, 1996 among United Dental Care, Inc., R. Bruce Buchanan, Joseph V. Errante, D.D.S., Margaret R. Errante, D.D.S., The Francesca Irena Errante Irrevocable Trust U/A 10/1/95, The Alexandra Nicole Errante Irrevocable Trust U/A 10/1/95, Timothy J. Moncher, Associated Health Plans, Inc. and Associated Companies, Inc. (filed as Exhibit 10.2 to the Form 8-K and incorporated herein by reference).
          10.13 Non-Competition Agreement, dated January 22, 1995, between United Dental Care, Inc. and R. Bruce Buchanan (filed as
                  Exhibit 10.3 to the Form 8-K, and incorporated herein by reference). The three other Non-Competition Agreements between United Dental Care, Inc. and Joseph V. Errante, D.D.S., Margaret R. Errante, D.D.S. and Timothy J. Moncher, respectively, are identical in form except as to the parties thereto and are therefore omitted from this filing.
          10.14 Post-Closing Escrow Agreement dated as of January 22, 1996, among United Dental Care, Inc., R. Bruce Buchanan, Joseph V. Errante, D.D.S., Margaret R. Errante, D.D.S., The Francesca Irena Errante Irrevocable Trust U/A 10/1/95, The Alexandra Nicole Errante Irrevocable Trust U/A 10/1/95, Timothy J. Moncher and Lawyers Title of Arizona, Inc. (filed as Exhibit
                  10.4 to the Form 8-K, and incorporated herein by reference).
          10.15 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, Gilbert G. Finger, Patricia L. Schubring, Edward
                  K. Halstead, Birchtree Enterprises and Binkley & Stewart, P.C., as Sellers, and Independent Dental Plans, Inc. dated as of June 28, 1996 (filed as Exhibit 10.27 to the 1996 Registration Statement and incorporated herein by reference).
          10.16 Stock Purchase Agreement between United Dental Care, Inc., as Purchaser, and UICI, as Seller, dated as of September 10, 1996, for all the issued and outstanding shares of capital stock of Association Dental Plan, Inc., a District of Columbia corporation (filed as Exhibit 10.28 to the 1996 Registration Statement and incorporated herein by reference).
          10.17 Stock Purchase Agreement between United Dental Care, Inc., as Purchaser, and UICI, as Seller, dated as of September 10, 1996, for all the issued and outstanding shares of capital stock of International Dental Plans, Inc., a Florida corporation (filed as Exhibit 10.30 to the 1996 Registration Statement and incorporated herein by reference).
          10.18 Earnest Money Escrow Agreement among United Dental Care, Inc., UICI, and Texas Commerce Bank National Association, dated as of September 10, 1996, regarding the purchase of all the issued and outstanding shares of capital stock of International Dental Plans, Inc., a Florida corporation (filed as Exhibit 10.31 to the 1996 Registration Statement and incorporated herein by reference).
          10.19 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and UICI, United Management & Consulting, Inc., United Management & Consulting Retirement Plan, and Marie C. Montgomery Revocable Trust U/T/A March 23, 1992, as Seller, dated as of September 10, 1996, for the purchase of 90% of the issued and outstanding shares of capital stock of United Dental Care, Inc., an Oklahoma corporation (filed as Exhibit
                  10.32 to the 1996 Registration Statement and incorporated herein by reference).
          10.20 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and John E. Carlin, Ph.D., Frank J. Schloegel, III, J. Dennis Dlabal, D.D.S., The John E. Carlin Charitable Remainder Unitrust, UID June 28, 1996, The Frank J. Schloegel Charitable Remainder Unitrust I, UID July 12, 1996, The Frank
                  J. Schloegel Charitable Remainder Unitrust II, UID July 12, 1996, The J. Dennis Dlabal Charitable Remainder Trust UID September 5, 1996, as Sellers, and Kansas City Dental Care, Inc., dated as of September 11, 1996 (filed as Exhibit 10.34 to the 1996 Registration Statement and incorporated herein by reference).
          10.21 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., Lisa M. Mazzone, Frank A. Pettisani, Jr., D.D.S., Charles A. Costa, and Donna Costa, as Sellers, and OraCare Consultants, Inc., dated as of September 5, 1996 (filed as Exhibit 10.36 to the 1996 Registration Statement and incorporated herein by reference).
          10.22 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., as Seller, and OraCare Dental Associates, P.A., dated as of September 5, 1996 (filed as Exhibit 10.38 to the 1996 Registration Statement and incorporated herein by reference).

          10.23   Stock Purchase Agreement among United Dental Care, Inc., as
                  Purchaser, and Frank A. Pettisani, D.D.S., Frank A.
                  Pettisani, Jr., D.D.S., Charles A. Costa, and Donna Costa, as
                  Sellers, and OraCare DPO, Inc., dated as of September 5, 1996
                  (filed as Exhibit 10.39 to the 1996 Registration Statement and incorporated herein by reference).
          10.24*  Letter Agreement dated November 14, 1996 between United
                  Dental Care, Inc. and Peter R. Barnett, D.M.D., regarding
                  ownership of stock of OraCare Dental Associates, P.A.
          10.25*  Management Agreement dated November 14, 1996 between OraCare
                  Consultants, Inc. and OraCare Dental Associates, P.A.
          10.26*  Revolving Credit Agreement, dated as of November 14, 1996, between United Dental Care, Inc., NationsBank of Texas, N.A.,
                  as Agent for the Lenders named therein, and the Lenders.
          10.27*  Warrant, dated February 26, 1996, held by Mark E. Pape to
                  purchase Common Stock of the Company.  10.28   Employment
                  Agreement dated as of May 13, 1996, between United Dental
                  Care, Inc., and William H. Wilcox (filed as Exhibit 10.40 to the 1996 Registration Statement and incorporated herein by reference).
          10.29   Employment Agreement dated as of June 1, 1996, between United
                  Dental Care, Inc., and Mark E. Pape (filed as Exhibit 10.41 to the 1996 Registration Statement and incorporated herein by reference).
          10.30   Employment Agreement dated as of June 1, 1996, between United
                  Dental Care, Inc. and Peter R. Barnett,
                  D.M.D. (filed as Exhibit 10.42 to the 1996 Registration
                  Statement and incorporated herein by reference).
          10.31   Master Software License and Services Agreement dated as of
                  June 20, 1995 between Software Technologies Corporation and
                  United Dental Care, Inc. (filed as Exhibit 10.29 to the 1995
                  Registration Statement and incorporated herein by reference).
          10.32   United Dental Care, Inc. Amended and Restated 1989 Key
                  Employee Stock Option Plan (filed as Exhibit 4.4 to the
                  Company's Registration Statement on Form S-8, Registration
                  Number 333-20043 and incorporated herein by reference).
          10.33   United Dental Care, Inc. 1995 Stock Option Plan (filed as
                  Exhibit 4.5 to the Company's Registration Statement on Form
                  S-8, Registration Number 333-20043 and incorporated herein by reference).
          10.34   United Dental Care, Inc. Executive Incentive Plans for 1996
                  for Mr. Wilcox, Mr. Pape and Dr. Barnett (filed as Exhibit
                  10.47 to the 1996 Registration Statement and incorporated
                  herein by reference).
          10.35*  United Dental Care, Inc. Executive Incentive Plans for 1997
                  for Mr. Wilcox, Mr. Pape and Dr. Barnett.
          11.1*   Statement Regarding Computation of Per Share Earnings.
          21.1*   List of Subsidiaries of Registrant.
          23.1*   Consent of Price Waterhouse LLP.
          27.1*   Financial Data Schedule.


______________________

*   Filed herewith.


(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, March 21, 1997.

                                          UNITED DENTAL CARE, INC.
                                 ----------------------------------------
                                 By:  /s/ WILLIAM H. WILCOX
                                   --------------------------------------
                                      William H. Wilcox, President and
                                      Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                              TITLE                                    DATE
                  ---------                                              -----                                    ----
                /s/ WILLIAM H. WILCOX                       President and Chief Executive Officer              March 21, 1997
----------------------------------------------------        (Principal Executive Officer)                      ---------------
                William H. Wilcox



                /s/ MARK E. PAPE                            Senior Vice President and Chief                    March 21, 1997
----------------------------------------------------        Financial Officer                                  ---------------
                Mark E. Pape                                (Principal Financial Officer)



                /s/ PETER R. BARNETT, DMD                   Senior Vice President, Chief Operations            March 21, 1997
----------------------------------------------------        Officer                                            --------------
                Peter R. Barnett, DMD




                /s/ MICHAEL W. YOUNG                        Vice President, Finance                            March 21, 1997
----------------------------------------------------        (Principal Accounting Officer)                     --------------
                Michael W. Young




                /s/ JACK R. ANDERSON                        Chairman of the                                    March 21, 1997
----------------------------------------------------        Board of Directors                                 --------------
                Jack R. Anderson




                /s/ GEORGE E. BELLO                         Director                                           March 21, 1997
----------------------------------------------------                                                           --------------
                George E. Bello




                /s/ JAMES  E. BUNCHER                       Director                                           March 21, 1997
----------------------------------------------------                                                           --------------
                James E. Buncher



                /s/ WILLIAM H. LONGFIELD                    Director                                           March 21, 1997
------------------------------------------------------                                                         --------------
                William H. Longfield



                /s/ ROBERT J. NETTINGA                      Director                                           March 21, 1997
------------------------------------------------------                                                         --------------
                Robert J. Nettinga



                /s/ JAMES KEN NEWMAN                        Director                                           March 21, 1997
------------------------------------------------------                                                         --------------
                James Ken Newman



                /s/  DONALD E. STEEN                        Director                                           March 21, 1997
------------------------------------------------------                                                         --------------
                Donald E. Steen


                            UNITED DENTAL CARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                                                     Page
                                                                                                                     ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
Consolidated Balance Sheets as of December 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996  . . . . . . . . . . . . . F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
    1994, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996  . . . . . . . . . . . . . F-6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of United Dental Care, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of United Dental Care, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Dallas, Texas
February 6, 1997

                           UNITED DENTAL CARE, INC.

                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            DECEMBER 31,
                                                                                        1995          1996
                                                                                       ---------   ----------
                                                    ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .      $  46,940   $   50,035
   Premiums receivable, net of allowance for doubtful accounts of $307
      and $1,809 at December 31, 1995 and 1996, respectively  . . . . . . . . . .          4,757       11,016
   Accrued interest and other current assets  . . . . . . . . . . . . . . . . . .            522          832
   Deferred taxes, current  . . . . . . . . . . . . . . . . . . . . . . . . . . .            392          957
                                                                                       ---------   ----------
              Total current assets  . . . . . . . . . . . . . . . . . . . . . . .         52,611       62,840
   Regulatory deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,155        3,433
   Furniture and equipment, net of accumulated depreciation of $1,289
      and $3,304 at December 31, 1995 and 1996, respectively  . . . . . . . . . .          2,855        7,056
   Intangible assets, net of accumulated amortization of $669 and $2,224 at
      December 31, 1995 and 1996, respectively  . . . . . . . . . . . . . . . . .         27,354       91,066
   Pre-operational costs, net of accumulated amortization of $204 and $238 at
      December 31, 1995 and 1996, respectively  . . . . . . . . . . . . . . . . .             40          127
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            434          856
   Deferred taxes, noncurrent . . . . . . . . . . . . . . . . . . . . . . . . . .            139          294
                                                                                       ---------   ----------
 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  86,588   $  165,672
                                                                                       =========   ==========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . .      $   2,633   $    5,805
   Current portion of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,913       26,191
   Claims reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,446        2,172
   Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,612        3,177
   Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .            115           75
                                                                                       ---------   ----------
             Total current liabilities  . . . . . . . . . . . . . . . . . . . . .         21,719       37,420
    Long-term debt - net of current portion  . . . . . . . . . . . . . . . . . . .         3,269        2,757
                                                                                       ---------   ----------
             Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .         24,988       40,177
                                                                                       ---------   ----------
Stockholders' equity:
   Preferred stock, $.10 par value; 500,000 shares authorized; no shares outstanding          --           --
   Common stock, $.10 par value; 15,000,000 shares authorized; 6,898,416 shares issued and outstanding at December 31, 1995 and 8,908,416 at December 31,
      1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            690          891
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .         52,086      108,223
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,824       16,381
                                                                                       ---------   ----------
              Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .         61,600      125,495
                                                                                       ---------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . .      $  86,588   $  165,672
                                                                                       =========   ==========

                            See accompanying notes.

                            UNITED DENTAL CARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                1994          1995           1996
                                                             ---------      ---------      ---------
Revenues:
   Dental services revenue  . . . . . . . . . . . . . . .    $  37,197      $  78,626      $ 112,749
   Interest income  . . . . . . . . . . . . . . . . . . .          178            603            899
                                                             ---------      ---------      ---------
                                                                37,375         79,229        113,648

Costs and expenses:
   Dental services expense  . . . . . . . . . . . . . . .       20,126         46,750         67,651
   Sales and marketing  . . . . . . . . . . . . . . . . .        5,756          9,637         12,587
   General and administrative . . . . . . . . . . . . . .        7,062         14,785         18,612
   Depreciation and amortization  . . . . . . . . . . . .          541          1,190          2,267
   Acquisition-related expenses . . . . . . . . . . . . .          178             --             --
   Interest expense . . . . . . . . . . . . . . . . . . .          360          1,005            536
                                                             ---------      ---------      ---------
                                                                34,023         73,367        101,653

Income before income taxes and extraordinary charge . . .        3,352          5,862         11,995
Provision for income taxes  . . . . . . . . . . . . . . .        1,256          2,131          4,438
                                                             ---------      ---------      ---------
Income before extraordinary charge  . . . . . . . . . . .        2,096          3,731          7,557

Extraordinary charge, net of tax  . . . . . . . . . . . .           --           (142)            --
                                                             ---------      ---------      ---------
Net income  . . . . . . . . . . . . . . . . . . . . . . .    $   2,096      $   3,589      $   7,557
                                                             =========      =========      =========

Per share amounts:
   Net income per common share before extraordinary
      charge  . . . . . . . . . . . . . . . . . . . . . .    $    0.44      $    0.68      $    1.00
   Extraordinary charge, net of tax . . . . . . . . . . .           --          (0.02)            --
                                                             ---------      ---------      ---------
   Net income per common share  . . . . . . . . . . . . .    $    0.44      $    0.66      $    1.00
                                                             =========      =========      =========


                            See accompanying notes.

                                        UNITED DENTAL CARE, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)





                                       Preferred Stock         Common Stock         Additional
                                     ---------------------  ---------------------     Paid-in     Retained
                                      Shares      Amount      Shares      Amount      Capital     Earnings      Total
                                     ---------   ---------  ---------    --------    ---------    --------     --------
    Balance, December 31, 1993  .          1       ----     4,086,414    $    409    $   3,182    $  3,139     $  6,730
       Stock options exercised  .      ----        ----        93,500           9           64       ----            73
       Tax effect of stock
       options exercised  . . . .      ----        ----        ----         ----            75       ----            75
       Net income . . . . . . . .      ----        ----        ----         ----         ----        2,096        2,096
                                     ---------   ---------  ---------    --------    ---------    --------     --------
    Balance, December 31, 1994             1       ----     4,179,914         418        3,321       5,235        8,974
       Conversion of preferred
          to common stock . . . .          1       ----             2       ----         ----        ----         ----
       Stock options exercised  .      ----        ----       343,500          34          431       ----           465
       Stock warrants issued  . .      ----        ----        ----         ----            80       ----            80
       Tax effect of stock options
          exercised . . . . . . .      ----        ----        ----         ----           527       ----           527
       Shares issued in public         ----        ----     2,375,000         238       47,727       ----        47,965
       Net income . . . . . . . .      ----        ----        ----         ----         ----        3,589        3,589
                                     ---------   ---------  ---------    --------    ---------    --------     --------
    Balance, December 31, 1995         ----        ----     6,898,416         690       52,086       8,824       61,600

       Stock options exercised  .      ----        ----        10,000           1           14       ----            15
       Tax effect of stock options
          exercised . . . . . . .      ----        ----        ----         ----           125       ----           125
       Shares issued in public         ----        ----     2,000,000         200       55,998       ----        56,198
       Net income . . . . . . . .      ----        ----        ----         ----         ----        7,557        7,557
                                     ---------   ---------  ---------    --------    ---------    --------     --------
    Balance, December 31, 1996         ----        ----     8,908,416    $    891    $ 108,223    $ 16,381     $125,495
                                     =========   =========  =========    ========    =========    ========     ========


                            See accompanying notes.

                           UNITED DENTAL CARE, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                     1994             1995             1996
                                                                   --------         --------         --------
Operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . .    $  2,096         $  3,589         $  7,557
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . .         616            1,190            2,267
     Changes in operating assets and liabilities, net of effects from purchase of acquisitions:
         Increase in premiums receivable  . . . . . . . . . . .        (399)          (1,049)          (4,887)
         Decrease (increase) in accrued interest and other
            current assets  . . . . . . . . . . . . . . . . . .          60              134             (286)
         Decrease (increase) in deferred income taxes . . . . .          49              (27)             661
         Decrease (increase) in other assets  . . . . . . . . .         229             (222)             300
         Increase (decrease) in accounts payable, accrued
            expenses and claims reserve . . . . . . . . . . . .         386             (277)          (2,168)
         Increase (decrease) in unearned premiums . . . . . . .         180             (417)          (2,148)
                                                                   --------         --------         --------
            Net cash provided by operating activities . . . . .       3,217            2,921            1,296
Investing activities:
   Decrease (increase) in regulatory deposits . . . . . . . . .          33             (408)             (38)
   Purchases of furniture and equipment . . . . . . . . . . . .        (662)          (2,176)          (4,518)
   Maturities of temporary investments  . . . . . . . . . . . .       1,295           ----             ----
   Proceeds from sale of long-term investments  . . . . . . . .       2,124           ----             ----
   Investment in new markets  . . . . . . . . . . . . . . . . .      ----                (31)            (206)
   Purchase of acquisitions (net of cash acquired)  . . . . . .      (9,043)             726          (37,560)
                                                                   --------         --------         --------
            Net cash used in investing activities . . . . . . .      (6,253)          (1,889)         (42,322)
Financing activities:
   Proceeds from long-term debt . . . . . . . . . . . . . . . .      11,000            1,154           ----
   Repayment of indebtedness  . . . . . . . . . . . . . . . . .      (1,734)         (12,577)         (12,092)
   Proceeds from public offering (net)  . . . . . . . . . . . .      ----             47,965           56,198
   Stock options exercised  . . . . . . . . . . . . . . . . . .         121              465               15
   Issuance of stock warrants . . . . . . . . . . . . . . . . .      ----                 80           ----
                                                                   --------         --------         --------
            Net cash provided by financing activities . . . . .       9,387           37,087           44,121
                                                                   --------         --------         --------
Net increase in cash and cash equivalents . . . . . . . . . . .       6,351           38,119            3,095
Cash and cash equivalents at beginning of period  . . . . . . .       2,470            8,821           46,940
                                                                   --------         --------         --------
Cash and cash equivalents at end of period  . . . . . . . . . .    $  8,821         $ 46,940         $ 50,035
                                                                   ========         ========         ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . .    $    229         $    989         $    400
                                                                   ========         ========         ========
      Income Taxes  . . . . . . . . . . . . . . . . . . . . . .    $  1,147         $  1,385         $  4,104
                                                                   ========         ========         ========

                            See accompanying notes.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION: The consolidated financial statements include the accounts of United Dental Care, Inc., and its subsidiaries (the "Company") for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company, through its subsidiaries, contracts with independent practitioners to provide dental services to members in the form of prepaid dental health contracts and/or indemnity dental insurance. The Company is currently licensed to market its prepaid dental plans in 28 states and its indemnity plan in 27 states. As of December 31, 1996, approximately 76.5% of all UDC prepaid plan members were located in five states, Arizona, Texas, New Jersey, New Mexico and Missouri.

        REVENUE AND EXPENSE RECOGNITION: Premium revenue is recorded in the month for which the member is entitled to service. Unearned premiums are reflected as current liabilities and consist of amounts billed in the current period for services to be rendered in a subsequent period. Included in unearned premiums are deposits which will be applied against future months' services. Under prepaid dental health contracts, the Company contracts with dentists for a set per-member, per-month capitation fee to provide dental care for its members. Specialty services not covered by capitation fees are recorded as incurred.

        INTANGIBLE ASSETS: Goodwill resulting from the Company's acquisitions (see Note 2) is being amortized on a straight-line basis over forty years. If facts and circumstances were to indicate the carrying amount of goodwill is impaired, the carrying amount would be reduced to an amount representing the undiscounted future cash flows to be generated by the operation. Also included in intangible assets are noncompetition and consulting agreements related to:
(a) the IDH acquisition and valued at $400,000 at acquisition; (b) the US Dental acquisition and valued at $175,000 at acquisition; (c) the AHP acquisition and valued at $600,000 at acquisition; and (d) the OraCare acquisition and valued at $200,000 at acquisition, all of which are being amortized on a straight-line basis over the three to six year terms of such agreements. Accumulated amortization related to these agreements at December 31, 1995 and 1996 was $110,000 and $424,000, respectively.

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company adopted FAS 121 effective December 31, 1995. The financial statement impact of adopting FAS 121 was not material.

        PRE-OPERATIONAL COSTS: Organizational costs, costs associated with the establishment of the provider network, and pre-operational costs are capitalized and amortized over periods not exceeding 30 months. Pre-operational costs include office rent, salaries, site selection costs, licensing and legal fees, and other costs directly related to commencing business in a new market.

        FURNITURE AND EQUIPMENT: Furniture and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a period of three to five years based on the estimated useful life of the related asset.

        CLAIMS RESERVE: The reserve for costs expected to be incurred for services approved during the year as well as costs incurred but not reported are actuarial estimates based on the Company's historical claims data.

         RECLASSIFICATIONS: Certain reclassifications have been made to the 1994 consolidated financial statements to conform to the classifications used for 1995 and 1996, respectively.

         CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, money market investment accounts held by brokers which are readily convertible to cash and certificates of deposit with original maturities of less than 90 days.

         INCOME TAXES: The Company accounts for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("FAS 109"). FAS 109 prescribes an asset and liability method that requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement basis and the tax basis of assets and liabilities. See
Note 7 for additional information.

         NET INCOME PER COMMON SHARE: Net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding during each period. Net income per common share has been restated to reflect a two-for-one stock dividend that was declared on July 17, 1995. The weighted average number of common shares and dilutive common stock equivalents used in the calculation of net earnings per common shares was 4,716,713; 5,448,892; and 7,542,997 for the years ended December 31, 1994, 1995 and 1996, respectively. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares issued at prices below the original assumed public offering price of $18.00 per share during the twelve months immediately preceding the date of the initial filing of the Registration Statement related to the Company's initial public offering have been included in the calculation of common shares and common equivalent shares using the treasury stock method, as if they were outstanding for all periods presented.

         STOCK OPTIONS: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options (see Note
9). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  ACQUISITIONS

         Effective September 1, 1994, the Company completed the acquisition of all of the outstanding common stock of International Dental Health, Inc. ("IDH") for $19.7 million, composed of $14.3 million in cash at the closing and additional payments of $5.4 million over the six year period beginning September 16, 1994. The cash portion of the purchase price was financed through bank borrowings of $11.0 million and internal funds of $3.3 million.

         The acquisition has been accounted for as a purchase and the net assets and results of operations of IDH and its subsidiaries have been included in the Company's consolidated financial statements beginning September 1, 1994. The purchase price has been allocated to assets and liabilities of IDH based on their estimated respective fair values. The purchase price exceeded the fair value of IDH's net assets by $16.1 million of which $15.7 is recorded as goodwill at the parent company level and $0.4 is recorded as the value of non-competition and consulting agreements. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $13.9 million and $9.6 million, respectively.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

         Effective November 1, 1995, the Company completed the acquisition of all of the outstanding common stock of U.S. Dental Management, Inc. ("US Dental") for $12.6 million, composed of $1.3 million in cash at the closing, principal payments totaling $1.0 million over the three year period beginning November 30, 1995 and an additional payment of $10.3 million in January 1996 from an amount held in escrow.

         The acquisition has been accounted for as a purchase and the net assets and results of operations of US Dental and its subsidiaries have been included in the Company's consolidated financial statements beginning November 1, 1995. The purchase price has been allocated to assets and liabilities of US Dental based on their estimated respective fair values. The purchase price exceeded the fair value of US Dental's net assets by $11.9 million of which $11.7 is recorded as goodwill and $0.2 is recorded as the value of non-competition and consulting agreements. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $4.3 million and $3.6 million, respectively. As of the purchase date, liabilities assumed included estimated amounts accrued of $238,000 for the termination or relocation of employees and other exit costs of the acquired company. As a result of new information gathered in 1996, the Company increased this liability and the corresponding cost of US Dental by $643,000.

         Effective February 1, 1996, the Company completed the acquisition of all of the outstanding common stock of both Associated Health Plans, Inc. ("AHP") and Associated Companies, Inc. ("ACI") for $15.0 million composed of $14.4 million in cash at closing, financed through internal funds, and additional monthly payments totaling $0.6 million for the three-year period beginning February 1996.

         The acquisition has been accounted for as a purchase and the net assets and results of operations of both have been included in the Company's consolidated financial statements beginning February 1, 1996. The purchase price has been allocated to assets and liabilities based on their estimated respective fair values. The purchase price exceeded the fair value of net assets by $14.7 million of which $14.1 million is recorded as goodwill and $0.6 million is recorded as the value of non-competition and consulting agreements. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $1.6 million and $1.3 million, respectively. As of the purchase date, liabilities assumed included an estimated amount accrued of $555,000 for the termination or relocation of employees and other exit costs of the acquired company.

         Effective October 1, 1996, the Company completed the acquisition of all of the outstanding common stock of Independent Dental Plans, Inc. ("Independent") for $1.3 million in cash at the closing, financed through internal funds.

         The acquisition has been accounted for as a purchase and the net assets and results of operations of Independent have been included in the Company's consolidated financial statements beginning October 1, 1996. The purchase price has been allocated to assets and liabilities of Independent based on their estimated respective fair values. The purchase price exceeded the fair value of Independent's net assets by $1.5 million of which $1.5 million is recorded as goodwill. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $0.5 million and $0.7 million, respectively.

         Effective October 1, 1996, the Company completed the acquisition of all of the outstanding common stock of Association Dental Plan, Inc. ("Association") for $3.2 million in cash at the closing, financed through internal funds.

         The acquisition has been accounted for as a purchase and net assets and results of operations of Association have been included in the Company's consolidated financial statements beginning October 1, 1996.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

The purchase price has been allocated to assets and liabilities of Association based on their estimated respective fair values. The purchase price exceeded the fair value of Association's net assets by $3.5 million of which $3.5 million is recorded as goodwill. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the subscriber contracts. Assets acquired and liabilities assumed totaled $0.2 million and $0.5 million, respectively. As of the purchase date, liabilities assumed included an estimated amount accrued of $400,000 for the termination or relocation of employees and other exit costs of the acquired company.

         Effective November 1, 1996, the Company completed the acquisition of all of the outstanding common stock of Kansas City Dental Care, Inc. ("KCDC") for $12.5 million, composed of $12.5 million in cash at the closing, financed through internal funds, plus a contingent payment up to a maximum of $2.0 million based on the financial performance of the Company in the states of Missouri and Kansas in the second year after completion of the acquisition.

         The acquisition has been accounted for as a purchase and the net assets and results of operations of KCDC have been included in the Company's consolidated financial statements beginning November 1, 1996. The purchase price has been allocated to assets and liabilities of KCDC based on their estimated respective fair values. The purchase price exceeded the fair value of KCDC's net assets by $12.7 million, of which $12.7 million is recorded as goodwill at the parent company level. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $0.8 million and $1.0 million, respectively. As of the purchase date, liabilities assumed included an estimated amount accrued of $575,000 for the termination or relocation of employees and other exit costs of the acquired company.

         Effective November 1, 1996, the Company completed the acquisition of all of the outstanding common stock of OraCare DPO, Inc. and a dental management company affiliated with OraCare (collectively, "OraCare"). In addition, as a part of the acquisition, the Company agreed to cause an affiliate to acquire a dental professional association owned by the majority stockholder of OraCare DPO, Inc. These entities were acquired for $30.5 million, composed of $5.6 million in cash at the closing, financed through internal funds, and an additional payment of $24.9 million in January 1997 from an amount held in escrow, plus certain contingent payments up to a maximum aggregate amount of $6.0 million based on the financial performance of the Company in the states of New Jersey and Pennsylvania in 1997 and 1998.

         The acquisition has been accounted for as a purchase and the net assets and results of operations of OraCare and its subsidiaries have been included in the Company's consolidated financial statements beginning November 1, 1996. The purchase price has been allocated to assets and liabilities of OraCare based on their estimated respective fair values. The purchase price exceeded the fair value of OraCare's net assets by $31.4 million of which $31.2 million is recorded as goodwill and $0.2 million is recorded as the value of non-competition and consulting agreements. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $2.4 million and $3.3 million, respectively. As of the purchase date, liabilities assumed included an estimated amount accrued of $825,000 for the termination or relocation of employees and other exit costs of the acquired company.

         In response to certain regulations in New Jersey, the capital stock of the OraCare dental professional association was acquired by a company officer who is a licensed New Jersey dentist. Additionally, the dentist has provided the Company, for nominal consideration, with an option to transfer, at the Company's discretion, the ownership of the dental professional association to another licensed dentist of the Company's choosing. Successor dentists will be required to provide a comparable option to the Company as a condition of the transfer of the ownership of the dental professional association to each successor dentist.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

         The acquired OraCare dental management company entered into a management agreement pursuant to which it will furnish the facilities and equipment and certain management services to the OraCare dental professional association relating to the operation of the dental clinics. The Company believes that the management agreement conveys to the Company perpetual, unilateral control over the assets and operations of the affiliated dental professional association. Notwithstanding the lack of technical majority ownership of the stock of such entity, consolidation of the dental professional association is necessary to present fairly the financial position and results of operations of the Company because there exists a parent-subsidiary relationship by means other than record ownership of a majority of voting stock. Control by the Company is perpetual rather than temporary because of:
(i) the length of the original term of the agreement, (ii) the continuing investment of capital by the Company, (iii) the employment of the majority of the non-physician personnel, and (iv) the nature of the services provided to the dental professional association by the Company. The Company's financial relationship with the dental professional association offers access to capital, management expertise, sophisticated information systems, and managed care contracts. Thus, a portion of the Company's revenue is derived from dental services provided by dentists through the dental professional association, which revenue has been assigned to the Company. The Company's profitability is improved by enhancing operating efficiency of the dental practices, expanding dental services provided, increasing market share and assisting affiliated dentists in managing the delivery of dental care.

         On September 10, 1996, the Company entered into a definitive agreement to acquire International Dental Plans, Inc. ("IDP"), which operates a prepaid dental plan in Florida, for $4.5 million pending approval by the Florida Department of Insurance.

         The following represents the unaudited pro forma results of operations as if the Company's acquisitions described above had occurred at the beginning of 1994 (dollars in thousands):

                                                                                    Unaudited
                                                                    --------------------------------------------
                                                                       1994            1995           1996
                                                                    -----------     -----------     ------------
      Revenues  . . . . . . . . . . . . . . . . . . . . . . . .         $113,506       $126,782       $140,761

      Income before income taxes and extraordinary charge . . .            1,417          6,028         12,655

      Net income (loss) applicable to common stock  . . . . . .              112          2,808          8,051

         The pro forma information is based on historical information adjusted to give effect to the amortization of goodwill and other intangibles as well as the increased interest expense due to the borrowings incurred to finance the IDH acquisition in 1994. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

3.  REGULATORY DEPOSITS

         At December 31, 1996, regulatory deposits were recorded at cost and consisted of $1,508,000 in U.S. government obligations and $1,925,000 in certificates of deposit insured by the Federal Deposit Insurance Corporation. The Company has set aside certificates of deposit bearing interest at variable rates as required by various state statutes. The fair value of all financial instruments, determined by reference to market data, approximated their recorded value at each of the balance sheet dates shown.

4.  ACQUISITION-RELATED EXPENSES

         Certain expenditures related to the acquisition of IDH discussed in
Note 2 that have not been included in the cost of the acquisition are reported separately for comparability of expense categories to prior reported periods. These costs are primarily related to upgrades to UDC's facilities and computer systems necessitated by the acquisition.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

5.  LONG-TERM DEBT

         On September 16, 1994, in conjunction with the acquisition of IDH (see
Note 2), the Company borrowed $11.0 million from a commercial bank under a reducing revolver arrangement. The interest rate on the unpaid principal amount was, at the Company's option (i) 1.0% per annum over the lender's prime rate or (ii) 2.75% per annum over LIBOR. Interest payments were due quarterly. On December 15, 1994, the Company repaid $275,000, on February 17, 1995, the Company repaid $275,000, on March 15, 1995, the Company repaid $1.5 million of such indebtedness and on September 27, 1995, the Company repaid $9.9 million, the entire remaining balance.

         An additional portion of the IDH purchase price was deferred and is payable over the period ended January 1, 2000. The payments may be prepaid without penalty and are not contingent upon the future operations of the Company. The present value of the future payments (assuming no voluntary prepayments, discounted at 7.25%) is recorded as long- term debt. One of the former shareholders of IDH was subsequently appointed a director to the Company. On September 16, 1994, the Company made the first of the payments required under the agreements in a total amount of $755,000. The Company entered into a letter of credit facility relating to the deferral agreements that currently requires annual fees of up to 0.85% of the unpaid amounts under these agreements.

         A portion of the US Dental purchase price was financed by a promissory note in the amount of $10.3 million that was subsequently paid in full on January 18, 1996. In addition, a portion of the US Dental purchase price in the amount of $1.0 million was deferred and is payable over the period ended December 31, 1999. The payments may be prepaid without penalty and are not contingent upon the future operations of the Company. The present value of the future payments (assuming no voluntary prepayments, discounted at 7.50%) is recorded as long-term debt. On November 30, 1995, the Company made the first of the payments required under the agreements.

         A portion of the AHP purchase price in the amount of $0.6 million was deferred and payable in monthly installments over a three-year period. The payments may be prepaid without penalty and are not contingent upon the future operations of the Company. The interest rate on the deferred purchase price is 5.0% and the total amount of $0.6 million was recorded as long-term debt on the purchase date. On February 22, 1996, the Company made the first of the payments required under the agreements.

         On November 14, 1996, in conjunction with the acquisition of OraCare (see Note 2), the Company signed promissory notes in an aggregate amount of $24.9 million. The interest rate on the promissory notes was 4.84% per annum, payable at the notes' maturity on January 2, 1997. In addition, the Company acquired certain capital leases primarily for dental equipment used by the dental professional association.

         The following table summarizes the minimum required future principal reductions (dollars in thousands):

                                                                Deferred       Deferred      Deferred
                                                                   IDH        US DENTAL        AHP
                                  OraCare          OraCare       Purchase      Purchase     Purchase
                                 Promissory        Capital        Price         Price         Price      Annual
                                    Note           Leases        Payments     Payments      Payments     Total
                                 ----------        -------       --------     --------      --------    --------
    1997  . . . . . . . . .      $   24,864        $   154        $  724      $    250      $    199    $ 26,191
    1998  . . . . . . . . .              --             89           790           263           209       1,351
    1999  . . . . . . . . .              --             76           849           251            18       1,194
    2000  . . . . . . . . .              --             52           142            --            --         194
    2001  . . . . . . . . .              --             18            --            --            --          18
                                 ----------        -------      --------      --------      --------    --------
                TOTAL            $   24,864        $   389      $  2,505      $    764      $    426    $ 28,948
                                 ==========        =======      ========      ========      ========    ========

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

         On November 14, 1996, the Company signed a revolving credit agreement providing a $35.0 million revolving credit facility with an unaffiliated bank. The purpose of the revolving credit facility is to provide (i) for funding future acquisitions of managed dental benefits companies, (ii) for the issuance of letters of credit, (iii) for capital expenditures and (iv) at the election of the Company, a working capital line of credit in an amount up to $5.0 million out of the total amount available under the revolving credit facility. The revolving credit facility has a term of four years, expiring November 30, 2000. Outstanding indebtedness under the revolving line of credit will bear interest payable quarterly, at the Company's option, at: (i) up to 0.25% over the base rate of the lender or (ii) up to 1.85% over LIBOR, with the margin over the respective rates decreasing as the ratio of total funded debt to earnings before interest, taxes, depreciation and interest decreases. The Company pays an annual fee of up to 0.25% of the amount remaining available to be drawn under the credit facility and up to 0.85 % of the amount available to be drawn under the letters of credit.

         The revolving credit facility is secured by the pledge of all the outstanding capital stock of the direct and indirect subsidiaries of the Company and a negative pledge on all other assets. The revolving credit facility contains numerous covenants including, among other things, that the Company cannot, except in certain permitted instances, (i) incur any additional indebtedness; (ii) grant liens on any of the assets of the Company or its subsidiaries; (iii) declare or pay any dividends; or (iv) merge or consolidate with any other entity. In addition, the Company is required to satisfy on an ongoing basis certain financial covenants. The Company's breach of any covenant would result in an event of default under the revolving credit facility.

         In 1994, the Company arranged for the issuance of two letters of credit in the aggregate amount of $4.8 million. The letters of credit secure the obligations of the Company under certain agreements executed in connection with the IDH acquisition. The letters of credit decline in amount annually and expire in September 1998. The Company pays an annual fee of up to 0.85% of the amount remaining to be drawn under the letters of credit.

6.  COMMITMENTS

         The Company leases office space and certain equipment under operating leases. In 1996, the Company entered into a five-year lease for office space commencing in April 1997. Rental expense for 1994, 1995 and 1996 was $648,000, $1,351,000 and $1,243,000, respectively.

         Minimum obligations under the operating leases at December 31, 1996 are as follows (dollars in thousands):

           YEAR ENDING DECEMBER 31:
           1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    1,751
           1987 . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,580
           1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,284
           2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .               836
           2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .               702
           Thereafter . . . . . . . . . . . . . . . . . . . . . . . . .               173
                                                                               ----------
                                                                               $    6,326
                                                                               ==========

7.  INCOME TAXES
         The provision (benefit) for income taxes allocated to continuing operations consisted of the following components (dollars in thousands):

                                                              1994         1995          1996
                                                             ------      ------        ------
   Current . . . . . . . . . . . . . . . . . . . . . . .     $1,253      $2,250        $3,744
   Deferred (benefit). . . . . . . . . . . . . . . . . .          3        (119)          694
                                                             ------      ------        ------
   Provision for Federal income taxes  . . . . . . . . .     $1,256      $2,131        $4,438
                                                             ======      ======        ======

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

         In September 1995, the Company incurred an extraordinary charge due to the early retirement of debt in the amount of $142,000, net of a tax benefit in the amount of $73,000.

         The Company pays premium taxes in lieu of state income taxes in most states where it has operations.

         During 1995 and 1996, certain employees exercised 171,500 and 10,000 nonqualified stock options, respectively, resulting in tax savings of approximately $527,000 and $125,000, respectively, and a corresponding increase to capital.

         A reconciliation of the difference between the Federal income tax rate and the Company's effective tax rate is as follows:

                                                          1994       1995       1996
                                                          ----       ----       ----
         Federal income tax rate . . . . . . . . .         34.0%     34.0%      34.0%
         Amortization of goodwill  . . . . . . . .          1.1       2.0        3.0
         Tax exempt interest income  . . . . . . .           --      (1.2)      (1.4)
         Other . . . . . . . . . . . . . . . . . .          2.3       1.6        1.4
                                                           ----      ----       ----
             Effective tax rate  . . . . . . . . .         37.4%     36.4%      37.0%
                                                           ====      ====       ====

Deferred tax assets (liabilities) were comprised of the following at December
31:

                                                              1995         1996
                                                            -------      --------
         Premium reserve . . . . . . . . . . . . . . . .    $    69      $    673
         Prepaid assets  . . . . . . . . . . . . . . . .         23            --
         Depreciation  . . . . . . . . . . . . . . . . .        256           303
         Start Up Costs  . . . . . . . . . . . . . . . .         38            24
         Unearned Premium  . . . . . . . . . . . . . . .         83            --
         Consulting and non-competition agreements . . .      1,698         1,808
         Miscellaneous accruals/reserves . . . . . . . .         49           942
                                                            -------      --------
            Gross deferred tax asset . . . . . . . . . .      2,216         3,750
                                                            -------      --------
         Consulting and non-competition agreements . . .     (1,685)       (2,499)
                                                            -------      --------
            Gross deferred tax liability . . . . . . . .     (1,685)       (2,499)
                                                            -------      --------
         Net deferred tax asset  . . . . . . . . . . . .    $   531      $  1,251
                                                            =======      ========

8.  EXTRAORDINARY CHARGE

         In September 1995, the Company incurred an extraordinary charge due to the early retirement of debt in the amount of $142,000, consisting of bank fees of $195,000 and legal fees of $20,000 less a tax benefit of $73,000.

9.  STOCKHOLDERS' EQUITY

         On September 21, 1995, the Company completed its initial public offering of common stock, issuing 2,375,000 shares at a price of $22.00 per share before expenses. After deduction of underwriting discounts and expenses of the offering, the aggregate net offering proceeds were $48.0 million.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

         On October 28, 1996, the Company completed a public offering of common stock, issuing 2,000,000 shares at a price of $30.00 per share before expenses. After deduction of underwriting discounts and expenses of the offering, the aggregate net offering proceeds were $56.2 million.

         In January 1995, an executive officer of the Company purchased from the Company warrants to purchase 40,000 shares of common stock at $6.00 per share. The purchase price of the warrants was $2.00 each.

         The Company had an Incentive Stock Option Plan pursuant to which 200,000 shares of common stock were reserved. During 1994 and 1995, 60,000 and 80,000 stock options were exercised, respectively, at an exercise price of $1.25 per share. These options are considered noncompensatory. The board of directors has terminated the Incentive Stock Option Plan for the purposes of any additional grants thereunder.

         The Company also has a Key Employee Stock Option Plan pursuant to which 222,000 shares were reserved as of December 31, 1996. During 1995, 263,500 stock options were exercised at an average exercise price of $1.39 and, during 1996, 10,000 stock options were exercised at an exercise price of $1.50. At December 31, 1996, 7,500 of the 222,000 outstanding Key Employee Stock Option Plan options were exercisable at an exercise price of $5.50. These options are considered compensatory and have terms of five to ten years; the options are exercisable at various times during the terms of the options at exercise prices ranging from $4.00 to $6.25, which amounts, in management's estimation, were equal to or exceeded market value at the date of grant. The board of directors has terminated the Key Employee Stock Option Plan for the purposes of any additional grants thereunder.

         In 1995, the Company's board of directors adopted a new employee stock option plan (the "1995 Plan") that provides only for the grant of non-qualified stock options. The 1995 Plan originally provided that a total of 300,000 shares of common stock may be issued pursuant to the options granted under the 1995 Plan, and, in 1996, the stockholders approved an increase to 800,000 shares. In addition to discretionary grants of stock options to employees, the 1995 Plan provides for the automatic one-time grant of stock options for 16,000 shares of common stock to certain qualifying non-employee directors who were either serving on the board of directors of the Company when the 1995 Plan was adopted by the board of directors or subsequently elected to the board of directors (to the extent that options are available under the 1995 Plan). Such director options are exercisable in 25% increments beginning one year after the date of grant. At December 31, 1996, options for 395,000 shares had been granted under the 1995 Plan, 8,000 of which were exercisable at an option price of $7.00. These options are considered compensatory and have terms of ten years; the options are exercisable at various times during the terms of the options at exercise prices ranging from $33.75 to $39.50, which amounts were equal to or exceeded market value at the date of grant. Option grants to employees other than directors generally vest and are exercisable cumulatively in equal installments over a five year period commencing two years from the date of grant.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

         The combined historical activity in the Company's option plans since December 31, 1993 has been as follows:

                                    1994                           1995                         1996
                              ------------------------      -------------------------   ------------------------
                                             Weighted                        Weighted                   Weighted
                                              Average                        Average                    Average
                              Options         Exercise       Options         Exercise     Options      Exercise
                               (000)           Price          (000)          Price        (000)          Price
                              -------        ---------      ---------      ---------   -----------   -----------
Outstanding at
   beginning of year            577.0          $1.78           635.5         $3.06         374.0         $6.01
   Granted  . . . . . . .       224.0           5.97           112.0          8.60         383.0         34.51
   Exercised  . . . . . .       (93.5)          1.29          (343.5)         1.35         (10.0)         1.50
   Forfeited  . . . . . .       (72.0)          4.21           (30.0)         6.25        (130.0)        11.60
                              -------                       --------                    --------
Outstanding at
   end of year  . . . . .       635.5           3.05           374.0          6.01         617.0         22.60
                              =======                       ========                    ========
Exercisable at
   end of year  . . . . .       320.0           1.29              --            --          15.5          6.27

Weighted average
fair value of options
granted during year . . .       $5.97                          $8.60                      $34.51

         The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                     -------------------------------------------------          -----------------------------
                                                           Weighted
                                                           Average            Weighted                              Weighted
                                                          Remaining            Average                              Average
                    Exercise                             Contractual          Exercise                              Exercise
                      Price            Number               Life               Price             Number              Price
                   ---------         --------            ----------           --------          -------             --------
                       ($)                                 (Years)               ($)                                  ($)
                      4.00             36,000                6.00                4.00                --                 --
                      5.50             30,000                4.84                5.50             7,500               5.50
                      6.00            156,000                5.02                6.00                --                 --
                      7.00             32,000                8.32                7.00             8,000               7.00
                     33.75            300,000                9.61               33.75                --                 --
                     35.50             16,000                9.16               35.50                --                 --
                     37.13             31,000                8.23               37.13                --                 --
                     39.50             16,000                9.31               39.50                --                 --
                                      -------                                                    ------
                                      617,000                7.85               22.60            15,500               6.27
                                      =======                                                    ======


         The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

         Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for each option grant has been estimated at the date of grant using a Black-Scholes multiple option pricing model that treats each option vesting date as a separate option for purposes of the valuation. Thus, the assumptions concerning the risk-free interest rate may vary for each separate vesting date. The expected life of each separate vesting date is determined by estimating the time period between vesting and exercise, taking into account such factors as the age and financial resources of the individual being granted the option.
The Company has not paid any dividends and does not anticipate paying dividends at any time during the life of options granted in 1995 and 1996.

         The assumed weighted average risk-free interest rate was 7.75% for options granted in 1995 and 6.07% for options granted in 1996. The assumed weighted average volatility was zero for options granted in 1995 (the Company was privately owned when the options were granted) and .35 for options granted in 1996. The assumed weighted average expected life was 4.1 years for options granted in 1995 and 5.6 years for options granted in 1996.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and, because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Forfeitures are recognized as they occur. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                               1995           1996
                                                            ---------      ----------
            Net income:
              As reported . . . . . . . . . . . . . .          $3,589         $7,557
              Pro forma . . . . . . . . . . . . . . .          $3,558         $6,971

            Earnings per share:
              As reported . . . . . . . . . . . . . .          $ 0.66         $ 1.00
              Pro forma . . . . . . . . . . . . . . .          $ 0.65         $ 0.94

10. STATUTORY NET WORTH COMPARED TO STOCKHOLDERS' EQUITY PER GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

         Certain assets recognized under generally accepted accounting principles are considered nonadmissible under statutory accounting practices as filed and submitted in the annual reports to the states of domicile of the various subsidiaries required to submit such reports. These nonadmitted assets create differences between statutory net worth as reported on the annual filing and total stockholders' equity as recorded under generally accepted accounting principles.

         Statutory net worth of the Company's subsidiaries that are subject to state insurance regulations totaled approximately $18.0 million and $17.0 million at December 31, 1995 and 1996, respectively. Of these amounts, United Dental Care Insurance Company ("UDCIC") represents $6.3 million and $3.8 million at December 31, 1995 and 1996, respectively. UDCIC is subject to the Arizona insurance statutes and regulations and is required to maintain minimum capital and surplus of $500,000 and without the prior approval of the Arizona Department

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES of Insurance may not pay a dividend greater than the lesser of 10% of capital and surplus as of the end of the prior year or net investment income for the prior year. UDCIC received approval from the Arizona Department of Insurance to pay a dividend of $2.5 million in 1996.

         Statutory net income of the Company's subsidiaries for 1995 and 1996 was $6.3 million and $8.9 million, respectively, and excludes a $3.9 million intercompany realized gain on the transfer of subsidiaries among affiliates in 1995.

11.  SUPPLEMENTARY FINANCIAL INFORMATION

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              1995 Quarters                          1996 Quarters
                                  ------------------------------------     ------------------------------------
                                  First    Second     Third     Fourth     First    Second    Third    Fourth
                                 -------  -------    -------   -------    -------  -------   -------   -------
Revenues  . . . . . . . . . .    $18,871   $19,156    $19,340   $21,862   $24,794  $26,331   $26,713    $35,810

Net income:
   Before extraordinary charge       523       728        960     1,520     1,411    1,645     1,876      2,625
   Extraordinary charge . . .         --        --       (142)       --        --       --        --        ---
                                 -------   -------    -------   -------   -------  -------   -------    -------
   Net income . . . . . . . .    $   523   $   728    $   818   $ 1,520   $ 1,411  $ 1,645   $ 1,876    $ 2,625
                                 -------   -------    -------   -------   -------  -------   -------    -------

Net income per share:
   Before extraordinary charge   $  0.11   $  0.15    $  0.19   $  0.21   $  0.19  $  0.23   $  0.26    $  0.31
   Extraordinary charge . . .         --        --      (0.03)       --        --       --        --         --
                                 -------   -------    -------   -------   -------  -------   -------    -------
   Net income per share . . .    $0  .11   $  0.15    $  0.16   $  0.21   $  0.19  $  0.23   $  0.26    $  0.31
                                 =======   =======    =======   =======   =======  =======   =======    =======

12.  SUBSEQUENT EVENTS

         On January 2, 1997, the Company paid off the $24.9 million Promissory Note made in connection with the purchase of all the outstanding capital stock of OraCare.

         On January 22, 1997, the Company completed the acquisition of United Dental Care, Inc., an Oklahoma corporation, for $7.6 million.

                                 EXHIBIT INDEX

NUMBER                                                   EXHIBIT
   3.01          Restated Certificate of Incorporation of the Company (filed as
                 Exhibit 3.01 to the Company's Registration Statement on Form
                 S-1, Registration Number 33-94356 (the "1995 Registration
                 Statement") and incorporated herein by reference).
   3.02          Amended and Restated Bylaws of the Company (filed as Exhibit
                 3.02 to the 1995 Registration Statement and incorporated
                 herein by reference).
   4.01          Specimen Common Stock Certificate (filed as Exhibit 4.01 to the 1995 Registration Statement and incorporated herein by reference).
  10.01          Non-Competition Agreement dated as of September 16, 1994 among
                 United Dental Care, Inc., The Adaven Group Limited Partnership
                 and Robert J. Nettinga (filed as Exhibit 10.06 to the 1995
                 Registration Statement and incorporated herein by reference).
  10.02          Agreement for Consulting Services dated as of September 16,
                 1994 between United Dental Care, Inc. and The Adaven Group
                 Limited Partnership (filed as Exhibit 10.07 to the 1995
                 Registration Statement and incorporated herein by reference).
  10.03          Non-Competition Agreement dated as of September 16, 1994 among
                 United Dental Care, Inc., Omega Marine Development, Inc. and
                 Paul C. Nettinga (filed as Exhibit 10.08 to the 1995
                 Registration Statement and incorporated herein by reference).
  10.04          Agreement for Consulting Services dated as of September 16,
                 1994 between United Dental Care, Inc. and Omega Marine
                 Development, Inc. (filed as Exhibit 10.09 to the 1995
                 Registration Statement and incorporated herein by reference).
  10.05          Stockholders Agreement dated as of September 16, 1994 among
                 United Dental Care, Inc., certain stockholders of United
                 Dental Care, Inc. named therein and Robert J. Nettinga (filed as Exhibit 10.10 to the 1995 Registration Statement and
                 incorporated herein by reference).
  10.06          Irrevocable Letter of Credit dated September 16, 1994 in the amount of $4,023,500 in favor of The Adaven Group Limited
                 Partnership (filed as Exhibit 10.11 to the 1995 Registration
                 Statement and incorporated herein by reference).
  10.07          Amended and Restated Application and Agreement for $4,023,500
                 Standby Letter of Credit in favor of The Adaven Group Limited
                 Partnership dated September 16, 1994 by United Dental Care,
                 Inc. to NationsBank of Texas, N.A. (filed as Exhibit 10.09 to the Company's Registration Statement on Form S-1, Registration
                 Number 333-12425 (the "1996 Registration Statement") and
                 incorporated herein by reference).
  10.08          Administrative Services Agreement dated as of January 1, 1995 between United Dental Care, Inc. and R.E.  Harrington, Inc., and Memorandum of Understanding in connection therewith dated as of January 1, 1995 (filed as Exhibit 10.28 to the 1995
                 Registration Statement and incorporated herein by reference).
  10.09          Consulting Agreement dated September 27, 1995, between United
                 Dental Care, Inc. and Dolores A. Kordek (filed as Exhibit 10.9 to the 1995 Form 10-Q and incorporated herein by reference).
  10.10          Consulting Agreement dated September 27, 1995, between United
                 Dental Care, Inc. and Christopher A.  Jehle (filed as exhibit
                 10.10 to the 1995 Form 10-Q and incorporated herein by
                 reference).
  10.11          Stock Purchase Agreement dated as of December 14, 1995 among
                 United Dental Care, Inc., R. Bruce Buchanan, Joseph V.
                 Errante, D.D.S., Margaret R. Errante, D.D.S., The Francesca
                 Irena Errante Irrevocable Trust U/A 10/1/95, The Alexandra
                 Nicole Errante Irrevocable Trust U/A 10/1/95, Timothy J.
                 Moncher, Associated Health Plans, Inc. and Associated
                 Companies, Inc. (filed as Exhibit 10.1 to the Company's
                 Current Report on Form 8-K filed January 22, 1996, File No.
                 0-26688 (the "Form 8-K"), and incorporated herein by
                 reference).
  10.12          First Amendment to Stock Purchase Agreement dated as of
                 January 17, 1996 among United Dental Care, Inc., R. Bruce
                 Buchanan, Joseph V. Errante, D.D.S., Margaret R. Errante,
                 D.D.S., The Francesca Irena Errante Irrevocable Trust U/A
                 10/1/95, The Alexandra Nicole Errante Irrevocable Trust U/A
                 10/1/95, Timothy J. Moncher, Associated Health Plans, Inc. and
                 Associated Companies, Inc. (filed as Exhibit 10.2 to the Form
                 8-K and incorporated herein by reference).


  10.13          Non-Competition Agreement, dated January 22, 1995, between
                 United Dental Care, Inc. and R. Bruce Buchanan (filed as
                 Exhibit 10.3 to the Form 8-K, and incorporated herein by reference). The three other Non-Competition Agreements between United Dental Care, Inc. and Joseph V. Errante,
                 D.D.S., Margaret R. Errante, D.D.S. and Timothy J. Moncher, respectively, are identical in form except as to the parties thereto and are therefore omitted from this filing.
  10.14 Post-Closing Escrow Agreement dated as of January 22, 1996, among United Dental Care, Inc., R. Bruce Buchanan, Joseph V.
                 Errante, D.D.S., Margaret R. Errante, D.D.S., The Francesca
                 Irena Errante Irrevocable Trust U/A 10/1/95, The Alexandra
                 Nicole Errante Irrevocable Trust U/A 10/1/95, Timothy J.
                 Moncher and Lawyers Title of Arizona, Inc. (filed as Exhibit
                 10.4 to the Form 8-K, and incorporated herein by reference).
  10.15          Stock Purchase Agreement among United Dental Care, Inc., as
                 Purchaser, Gilbert G. Finger, Patricia L.  Schubring, Edward
                 K. Halstead, Birchtree Enterprises and Binkley & Stewart,
                 P.C., as Sellers, and Independent Dental Plans, Inc. dated as of June 28, 1996 (filed as Exhibit 10.27 to the 1996
                 Registration Statement and incorporated herein by reference).
  10.16          Stock Purchase Agreement between United Dental Care, Inc., as
                 Purchaser, and UICI, as Seller, dated as of September 10, 1996, for all the issued and outstanding shares of capital stock of Association Dental Plan, Inc., a District of Columbia corporation (filed as Exhibit 10.28 to the 1996 Registration
                 Statement and incorporated herein by reference).
  10.17          Stock Purchase Agreement between United Dental Care, Inc., as
                 Purchaser, and UICI, as Seller, dated as of September 10, 1996, for all the issued and outstanding shares of capital stock of International Dental Plans, Inc., a Florida corporation (filed as Exhibit 10.30 to the 1996 Registration
                 Statement and incorporated herein by reference).
  10.18          Earnest Money Escrow Agreement among United Dental Care, Inc.,
                 UICI, and Texas Commerce Bank National Association, dated as of September 10, 1996, regarding the purchase of all the issued and outstanding shares of capital stock of International Dental Plans, Inc., a Florida corporation (filed as Exhibit 10.31 to the 1996 Registration Statement and incorporated herein by reference).
  10.19          Stock Purchase Agreement among United Dental Care, Inc., as
                 Purchaser, and UICI, United Management & Consulting, Inc.,
                 United Management & Consulting Retirement Plan, and Marie C.
                 Montgomery Revocable Trust U/T/A March 23, 1992, as Seller, dated as of September 10, 1996, for the purchase of 90% of the issued and outstanding shares of capital stock of United
                 Dental Care, Inc., an Oklahoma corporation (filed as Exhibit
                 10.32 to the 1996 Registration Statement and incorporated herein by reference).
  10.20          Stock Purchase Agreement among United Dental Care, Inc., as
                 Purchaser, and John E. Carlin, Ph.D., Frank J. Schloegel, III,
                 J. Dennis Dlabal, D.D.S., The John E. Carlin Charitable
                 Remainder Unitrust, UID June 28, 1996, The Frank J. Schloegel
                 Charitable Remainder Unitrust I, UID July 12, 1996, The Frank
                 J.  Schloegel Charitable Remainder Unitrust II, UID July 12,
                 1996, The J. Dennis Dlabal Charitable Remainder Trust UID
                 September 5, 1996, as Sellers, and Kansas City Dental Care,
                 Inc., dated as of September 11, 1996 (filed as Exhibit 10.34 to the 1996 Registration Statement and incorporated herein by reference).
  10.21          Stock Purchase Agreement among United Dental Care, Inc., as
                 Purchaser, and Frank A. Pettisani, D.D.S., Lisa M. Mazzone,
                 Frank A. Pettisani, Jr., D.D.S., Charles A. Costa, and Donna
                 Costa, as Sellers, and OraCare Consultants, Inc., dated as of September 5, 1996 (filed as Exhibit 10.36 to the 1996
                 Registration Statement and incorporated herein by reference).
  10.22          Stock Purchase Agreement among United Dental Care, Inc., as
                 Purchaser, and Frank A. Pettisani, D.D.S., as Seller, and
                 OraCare Dental Associates, P.A., dated as of September 5, 1996
                 (filed as Exhibit 10.38 to the 1996 Registration Statement and incorporated herein by reference).
  10.23          Stock Purchase Agreement among United Dental Care, Inc., as
                 Purchaser, and Frank A. Pettisani, D.D.S., Frank A. Pettisani,
                 Jr., D.D.S., Charles A. Costa, and Donna Costa, as Sellers, and OraCare DPO, Inc., dated as of September 5, 1996 (filed as
                 Exhibit 10.39 to the 1996 Registration Statement and incorporated herein by reference).
  10.24*         Letter Agreement dated November 14, 1996 between United Dental
                 Care, Inc. and Peter R. Barnett, D.M.D., regarding ownership of stock of OraCare Dental Associates, P.A.
  10.25*         Management Agreement dated November 14, 1996 between OraCare
                 Consultants, Inc. and OraCare Dental Associates, P.A.
  10.26* Revolving Credit Agreement, dated as of November 14, 1996, between United Dental Care, Inc., NationsBank of Texas, N.A., as Agent for the Lenders named therein, and the Lenders.


  10.27*         Warrant, dated February 26, 1996, held by Mark E. Pape to
                 purchase Common Stock of the Company.
  10.28          Employment Agreement
                 dated as of May 13, 1996, between United Dental Care, Inc., and William H. Wilcox (filed as Exhibit 10.40 to the 1996
                 Registration Statement and incorporated herein by reference).
  10.29          Employment Agreement dated as of June 1, 1996, between United
                 Dental Care, Inc., and Mark E. Pape (filed as Exhibit
  10.41          to the 1996 Registration Statement and incorporated herein by reference).
  10.30          Employment Agreement dated as of June 1, 1996, between United
                 Dental Care, Inc. and Peter R. Barnett, D.M.D. (filed as
                 Exhibit 10.42 to the 1996 Registration Statement and
                 incorporated herein by reference).
  10.31          Master Software License and Services Agreement dated as of
                 June 20, 1995 between Software Technologies Corporation and
                 United Dental Care, Inc. (filed as Exhibit 10.29 to the 1995
                 Registration Statement and incorporated herein by reference).
  10.32          United Dental Care, Inc. Amended and Restated 1989 Key
                 Employee Stock Option Plan (filed as Exhibit 4.4 to the
                 Company's Registration Statement on Form S-8, Registration
                 Number 333-20043 and incorporated herein by reference).
  10.33          United Dental Care, Inc. 1995 Stock Option Plan (filed as
                 Exhibit 4.5 to the Company's Registration Statement on Form
                 S-8, Registration Number 333-20043 and incorporated herein by reference).
  10.34          United Dental Care, Inc. Executive Incentive Plans for 1996
                 for Mr. Wilcox, Mr. Pape and Dr. Barnett (filed as Exhibit
                 10.47 to the 1996 Registration Statement and incorporated
                 herein by reference).
  10.35*         United Dental Care, Inc. Executive Incentive Plans for 1997
                 for Mr. Wilcox, Mr. Pape and Dr. Barnett.
  11.1*          Statement Regarding Computation of Per Share Earnings.
  21.1*          List of Subsidiaries of Registrant.
  23.1*          Consent of Price Waterhouse LLP.
  27.1*          Financial Data Schedule.


-------------------
*   Filed herewith.