Form 10-Q
period 1997-03-31
UNITED DENTAL CARE INC /DE/
filed 1997-05-02
CIK 948556

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

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

Yes   X     No
     ---        ---

The number of shares outstanding of the issuer's only class of $.10 par value common stock as of April 29, 1997 was 8,928,616.

                            UNITED DENTAL CARE, INC.

                                     INDEX


                                                                      Page No.
PART I.  FINANCIAL INFORMATION                                        --------

Item 1.  Consolidated Financial Statements

         o     Consolidated Balance Sheets
                December 31, 1996 and March 31, 1997.......................  3

         o     Consolidated Statements of Operations
                for the three months ended March 31, 1996 and
                1997.......................................................  4

         o     Consolidated Statements of Cash Flows
                for the three months ended March 31, 1996 and
                1997.......................................................  5

         Notes to Consolidated Financial Statements........................  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  7

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders............... 11

Item 6.  Exhibits and Reports on Form 8-K.................................. 11

SIGNATURES................................................................. 12



                                    2 of 12

                         PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                   United Dental Care, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                 (In thousands)


                                                   December 31,    March 31,
                                                       1996          1997
                                                   ------------   ------------
                                                                  (Unaudited)
ASSETS

  Cash and cash equivalents ....................   $     50,035   $     19,342
  Premiums receivable, net .....................         11,016         13,870
                                                   ------------   ------------
  Accrued interest and other current assets ....            832          1,569
  Deferred taxes, current ......................            957            957
                                                   ------------   ------------
    Total current assets .......................         62,840         35,738
  Regulatory deposits ..........................          3,433          3,705
  Furniture and equipment, net .................          7,056          9,104
  Intangible assets, net .......................         91,066         96,167
  Pre-operational costs, net ...................            127            238
  Other assets, net ............................            856             43
  Deferred taxes, noncurrent ...................            294            294
                                                   ------------   ------------
TOTAL ASSETS ...................................   $    165,672   $    145,289
                                                   ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses ........   $      5,805   $      7,435
  Current portion of debt ......................         26,191          1,260
  Claims reserve ...............................          2,172          2,522
  Unearned premiums ............................          3,177          3,012
  Other current liabilities ....................             75           --
                                                   ------------   ------------
     Total current liabilities .................         37,420         14,229
  Long-term debt, net of current portion .......          2,757          2,583
                                                   ------------   ------------
    Total liabilities ..........................         40,177         16,812
                                                   ------------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value ..............           --             --
  Common stock, $.10 par value .................            891            893
  Additional paid-in-capital ...................        108,223        108,484
  Retained earnings ............................         16,381         19,100
                                                   ------------   ------------
    Total stockholders' equity .................        125,495        128,477
                                                   ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $    165,672   $    145,289
                                                   ============   ============


                     The accompanying notes are an integral
                      part of these financial statements.


                                    3 of 12

                            United Dental Care, Inc.
                     Consolidated Statements of Operations
            (In thousands, except per share amounts and share data)
                                  (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
                                                        1996         1997
                                                     ----------   ----------
REVENUES:
    Dental services revenues .....................   $   24,582   $   44,848
    Interest income ..............................          212          175
                                                     ----------   ----------
           Total revenues ........................       24,794       45,023
                                                     ----------   ----------
COSTS AND EXPENSES:
    Dental services expense ......................       14,931       28,250
    Sales and marketing ..........................        2,798        4,706
    General and administrative ...................        4,282        6,326
    Depreciation and amortization ................          465        1,136
    Interest expense .............................           94          147
                                                     ----------   ----------
           Total costs and expenses ..............       22,570       40,565
                                                     ----------   ----------
INCOME BEFORE INCOME TAXES .......................        2,224        4,458
PROVISION FOR INCOME TAXES .......................          813        1,739
                                                     ----------   ----------
NET INCOME .......................................   $    1,411   $    2,719
                                                     ==========   ==========

NET INCOME PER COMMON SHARE ......................   $     0.19   $     0.30

WEIGHTED AVERAGE SHARES OUTSTANDING ..............    7,250,442    9,159,194


                     The accompanying notes are an integral
                      part of these financial statements.


                                    4 of 12

                   United Dental Care, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                                 For Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                   1996          1997
                                                                                ----------    ----------

OPERATING ACTIVITIES:
  Net income ................................................................   $    1,411    $    2,719
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .........................................          465         1,136
      Changes in operating assets and liabilities:
           Increase in premiums receivable ..................................         (859)       (2,607)
           Increase in accrued interest and other current assets ............         (372)         (590)
           Increase (decrease) in accounts payable, accrued expenses
                and claims reserve ..........................................         (860)        3,462
           Increase in deferred income taxes ................................          (50)         --
           Decrease in other assets .........................................          311           597
           Increase (decrease) in unearned premiums .........................        1,235          (295)
                                                                                ----------    ----------
                Net cash provided by operating activities ...................        1,281         4,422

INVESTING ACTIVITIES:
  Purchases of furniture and equipment ......................................         (962)       (2,466)
  Decrease in regulatory deposits ...........................................           12            28
  Investment in new markets .................................................          (30)         (111)
  Purchase of acquisitions (net of cash acquired) ...........................      (13,575)       (7,589)
                                                                                ----------    ----------
                Net cash used in investing activities .......................      (14,555)      (10,138)


FINANCING ACTIVITIES:
  Repayment of indebtedness .................................................      (11,136)      (25,080)
  Stock options exercised ...................................................           15           103
                                                                                ----------    ----------
                Net cash used in financing activities .......................      (11,121)      (24,977)

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................................      (24,395)      (30,693)
CASH AND CASH EQUIVALENTS:
   Beginning of period ......................................................       46,940        50,035
                                                                                ----------    ----------
   End of period ............................................................   $   22,545    $   19,342
                                                                                ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the period for:
      Interest ..............................................................   $      142    $      228
                                                                                ==========    ==========
      Income taxes ..........................................................   $      272    $       16
                                                                                ==========    ==========


                     The accompanying notes are an integral
                      part of these financial statements.


                                    5 of 12

                   United Dental Care, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



1.       Basis of Presentation

         The financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required under generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K. However, this information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the year to date are not necessarily indicative of the results to be expected for the full year.

2.       Acquisitions

         Effective November 1, 1995, the Company completed the acquisition of all of the outstanding common stock of U.S. Dental Management, Inc. ("US Dental") for $1.3 million in cash, deferred payments of $1.0 million (consulting and non-competition agreements) and a promissory note, maturing January 18, 1996, in the amount of $10.3 million (the "US Dental Promissory Note"). US Dental was a managed dental benefits company that operated managed dental plans in Arizona, Colorado, Nebraska and New Mexico, providing dental benefits to approximately 163,000 members.

         Effective February 1, 1996, the Company completed the acquisition of all of the outstanding capital stock of Associated Health Plans, Inc. and Associated Companies, Inc. (collectively, "Associated") for $15.0 million, composed of $14.1 million in cash at closing, financed through internal funds, $0.3 million in cash from escrow deposits and additional monthly payments totaling $0.6 million for the three-year period beginning February 1996. Associated was a managed dental benefits company that operated managed dental plans in Arizona, providing dental benefits to over 220,000 members.

         Effective October 1, 1996, the Company completed the acquisitions of all of the outstanding common stock of Independent Dental Plan, Inc. ("Independent") for $1.3 million in cash and of Association Dental Plan, Inc. ("Association") for $3.2 million in cash. Independent operated a prepaid dental plan in Michigan having approximately 10,000 members. Association operated a multi-state dental referral plan having approximately 60,000 members.

         Effective November 1, 1996, the Company completed the acquisitions of all of the outstanding common stock of Kansas City Dental Care, Inc. ("KCDC") for $12.5 million in cash and of OraCare DPO, Inc. ("OraCare") for $5.6 million in cash and a promissory note, maturing January 2, 1997, in the amount of $24.9 million (the "OraCare Promissory Note"). The OraCare Promissory Note was paid in full at maturity on January 2, 1997. KCDC operated prepaid dental plans in Missouri and Kansas having approximately 90,000 members in the aggregate. OraCare was a New Jersey prepaid dental plan having approximately 150,000 members and an affiliated dental management company.

         Effective January 1, 1997, the company completed the acquisition of all of the outstanding common stock


                                    6 of 12
         of United Dental Care, Inc., an Oklahoma corporation ("United") for $10.8 million in cash. At the date of acquisition, United had cash and regulatory deposits of $3.2 million. United, through an indemnity insurance company subsidiary, operated a prepaid plan in Oklahoma having approximately 90,000 members.

3.       Stockholders' Equity

         In October 1996, the Company completed a public offering of 2,000,000 shares of its common stock for $30.00 per share (the "Offering"), resulting in net proceeds of $56.2 million. The Company used a portion of the proceeds to complete the acquisitions of Independent, Association, OraCare and KCDC in 1996 and of United in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed throughout the Company's 1997 Form 10-K, including, without limitation, in conjunction with the forward-looking statements included therein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are hereby expressly qualified in their entirety.


                                    7 of 12

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of revenues represented by the items reflected in the Company's consolidated statements of operations:


                                                  For three Months Ended
                                                         March 31
                                                 ------------------------
                                                    1996          1997
                                                 ----------    ----------
Revenues:
      Managed benefits .......................         83.6%         83.9%
      Indemnity ..............................         15.2          12.5
      Dental centers .........................         --             5.7
          Less:  Intercompany ................         --            (2.5)
      Interest ...............................          1.2           0.4
                                                 ----------    ----------

            Total revenues ...................        100.0         100.0
                                                 ----------    ----------

Expenses:
      Dental services:
         Managed benefits ....................         48.7          51.3
            Less:  Intercompany ..............         --            (2.5)
         Indemnity ...........................         11.5           9.8
         Dental centers ......................         --             4.1
                                                 ----------    ----------

            Subtotal .........................         60.2          62.7
                                                 ----------    ----------


      Sales and marketing expenses ...........         11.3          10.5
      General and administrative expenses ....         17.2          14.1
      Depreciation and amortization ..........          1.9           2.5
      Interest expense .......................          0.4           0.3
                                                 ----------    ----------

            Total expenses ...................         91.0          90.1
                                                 ----------    ----------

Net income before income taxes ...............          9.0           9.9
Provision for income taxes ...................          3.3           3.9
                                                 ----------    ----------

Net income ...................................          5.7%          6.0%
                                                 ==========    ==========


Comparison of First Quarter of 1997 to First Quarter of 1996

Revenues. Total revenues for the quarter ended March 31,1997, increased by $20.2 million, or 81.6% to $45.0 million from $24.8 million in the comparable quarter of 1996. Managed benefits revenues increased $17.0 million to $37.8 million. Of this increase, $12.4 million was attributable to the members added through the acquisitions of Associated (effective February 1, 1996), Independent and Association (effective October 1, 1996), KCDC and OraCare (effective November 1, 1996) and United (effective January 1, 1997). The increase in managed benefits premium revenues was primarily a result of an increase in the number of members rather than price increases. During the three months ended March 31, 1997, members increased from 1,729,000 at December 31, 1996, to 1,935,000 at March 31, 1997. The increase in the comparable period from December 31, 1995 to March 31, 1996 was from 937,000 to 1,178,000.
Historically, the Company's rate of premium increases on its managed benefits products has been less than the rate of increase in the cost of dental services in general. Indemnity revenues increased from $3.8 million to $5.6 million. Approximately 3.2% of total revenues (after the elimination of intercompany revenues in consolidation) were generated by the dental centers acquired as part of the OraCare acquisition in November 1996.

Dental Services Expense. Dental services expense increased $13.3 million, or 89.2% to $28.3 million in 1997 from $14.9 million in 1996. Dental services expense as a percentage of total revenues increased to 62.7% in 1997 from 60.2% in 1996, primarily due to the higher dental services expense ratio in the Arizona Medicaid managed dental benefits business added during the fourth quarter of 1996. Dental services expense for the Company's managed


                                    8 of 12
benefits plans, which consist primarily of capitation payments to general dentists, increased to 61.1% of managed benefits revenues in 1997, from 58.3% in 1996. The Arizona Medicaid managed benefits plans pay general dentists a significantly higher percentage of premiums than the average of the Company's other managed benefits plans. Claims expense for the indemnity business in the first quarter of 1997 was 77.8% of indemnity revenues, up from 75.6% in the comparable quarter of 1996. Generally, it is management's intention to continue to increase premiums in all markets over the next several years, as market conditions permit, thereby increasing revenues. In most markets, amounts paid to general dentists through capitation payments will also be increased somewhat to maintain the Company's competitive position and to improve the economics for managed care general dentists. Management expects these actions to result in the dental services expense for the managed dental benefits plans as a percentage of managed benefits revenues remaining approximately the same as the percentage experienced in the first quarter of 1997. The dental centers' dental services expenses, as a percentage of total revenues, exceeded the dental centers' contribution to revenues as a result of the elimination in consolidation of intercompany revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased $1.9 million, or 68.2% to $4.7 million in 1997 from $2.8 million in 1996. Sales and marketing expenses as a percentage of revenue decreased to 10.5% in 1997 from 11.3% in 1996. A portion of the sales and marketing costs, such as base salaries of field sales personnel and office rents, are fixed so that the expenses as a percentage of revenues decline as revenues increase.

General and Administrative Expenses. General and administrative expenses increased $2.0 million, or 47.7%, to $6.3 million in 1997 from $4.3 million in 1996. The decrease in general and administrative expenses as a percentage of revenues from 17.2 % in 1996 to 14.1% in 1997 was primarily attributable to the largely fixed nature of such costs, which generally do not vary in the short term relative to changes in revenue.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.7 million, 144.3%, to $1.1 million in 1997 from $0.5 million in 1996. This increase was the result of amortization of the goodwill and the consulting and non-competition agreements attributable to the acquisitions of Associated, Independent, Association, KCDC, OraCare and United and depreciation related to the Company's new computer systems.

Interest Expense. Interest expense remained essentially unchanged at about $0.1 million. The $0.1 million was composed primarily of the imputed interest on the consulting and non-competition agreements incurred to finance the Company's acquisitions. The weighted average interest rates on the agreements during the first quarter of 1997 was 7.9%. This weighted average interest rate includes the fees for letters of credit related to the agreements. In addition, the Company amortized the cost of its revolving credit agreement and paid a fee equal to about 0.15% per annum on the amount remaining available to be drawn under the credit facility for a total interest cost for the credit facility of 0.26% per annum.

Taxes. The average tax rate was 39.0% and 36.6% in 1997 and 1996, respectively. In 1997 the average tax rate was greater than the statutory Federal tax rate of 34%, primarily as the result of the non-deductibility of the amortization of goodwill incurred in the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's historical operating cash requirements have been met through cash provided by operations. Net cash provided by operating activities was $4.4 million for the three months ended March 31, 1997. An increase in accounts payable, accrued expenses and claims reserves provided net cash of $3.5 million largely as a result of an increase in accrued income tax payable of $1.6 million, $0.5 due to the acquisition of United effective January 1, 1997 and $0.3 million for an increase in claims reserve.

The Company's primary cash need after operations is for debt service on consulting and non-competition agreements entered into in connection with previous acquisitions. The principal amount of such indebtedness of the Company at March 31, 1997 was $3.8 million. The various agreements have fixed rates of interest ranging from 5.0% to 7.5% and require aggregate payments of principal and interest of $1.4 million each year.


                                    9 of 12

In January 1997, the company paid off the OraCare Promissory Note for $24.9 million as required by the OraCare acquisition agreement. The Company completed the acquisition of United in January 1997. The United acquisition agreement required the Company to pay $10.8 million at the closing. (See Note 2 above)

The Company completed the acquisition of Associated effective February 1, 1996. The Associated acquisition agreement required the Company to pay $14.1 million at the closing and to release $0.3 million from escrow deposits. In January, the Company paid off the US Dental Promissory Note for $10.3 million as required by the US Dental acquisition agreement (see Note 2 above).

Capital Expenditures. In June 1995, the Company entered into a contract to acquire a new information system to replace its existing system. Management has reviewed the status of the project and revised the projected capital cost of the system and the related database conversion, including conversion of the databases of the Company's recent acquisitions. The project is currently expected to cost approximately $7.1 million and to be completed in 1998. Capital expenditures, other than the cost of the new information system, were $1.5 million during the three months ended March 31, 1997. Such expenditures included approximately $0.6 million for computer equipment and $0.2 million for a new telephone system. The remaining capital expenditures primarily consisted of leasehold improvements and equipment purchased in connection with the relocation of the company's headquarters to new office space at the end of March. Capital expenditures for the remainder of the 1997 fiscal year, excluding the costs associated with the new information system, are expected to be approximately $2.5 million.

Credit Facility. On November 14, 1996, the Company signed a revolving credit agreement providing a $35.0 million revolving credit facility with an unaffiliated bank. The purpose of the revolving credit facility is to provide
(i) for funding future acquisition of managed dental benefits companies; (ii) for the issuance of letters of credit; (iii) for capital expenditures; and (iv) at the election of the Company, a working capital line of credit in an amount up to $5.0 million out of the total amount available under the revolving credit facility. The revolving credit facility has a term of four years, expiring November 30, 2000. Outstanding indebtedness under the revolving line of credit will bear interest payable quarterly, at the Company's option, at: (i) up to 0.25% over the base rate of the lender or (ii) up to 1.85% over LIBOR, with the margin over the respective rates decreasing as the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") decreases. The Company pays an annual fee of up to 0.25% of the amount remaining available to be drawn under the credit facility and up to 0.85% of the amount available to be drawn under letters of credit issued under the credit facility.

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

In 1994, the Company arranged for the issuance of two letters of credit in the aggregate amount of $4.8 million. The letters of credit secure the obligations of the Company under certain agreements executed in connection with an acquisition. The letters of credit decline in amount annually and expire in September 1998. The Company pays an annual fee of up to 0.85% of the amount remaining to be drawn under the letters of credit.

Regulation. Under applicable insurance laws of most states in which the Company conducts business, the Company's subsidiary operating in the particular state is required to maintain a minimum level of net worth and reserves. In general, minimum capital requirements are more stringent for insurance companies, such as United Dental Care Insurance Company ("UDCIC") and UDC Life & Health Insurance Co. ("UDCLH"), the Company's indemnity dental insurance subsidiaries. The Company may be required from time to time to invest funds in one or more of its subsidiaries to meet regulatory capital requirements. The implementation of risk-based capital regulations in states having jurisdiction over UDCIC and UDCLH may require that the Company increase its


                                    10 of 12
investment in such subsidiaries. However, the Company does not believe that compliance with such regulations will adversely affect the Company's ability to meet its operating cash requirements. The Company believes that UDCIC and UDCLH will be able to satisfy such regulations without the need for significant capital contributions by the Company. Applicable laws generally limit the ability of the Company's subsidiaries to pay dividends to the extent that required regulatory capital would be impaired.

Inflation. Management believes that the Company's operations are not materially affected by inflation. The Company's principal costs, such as dental services expense and part of sales and marketing expenses, are largely related to membership levels and therefore generally vary with premium revenues. Historically, the Company's rate of premium increases has been less than the rate of increase in the cost of dental services in general.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The only matter submitted to a vote of the stockholders of the Company during the current fiscal year was the uncontested election of directors voted upon at the Company's annual meeting of stockholders held on April 18, 1997. A total of 7,425,725 shares were represented at the annual meeting in person or by proxy, including 202 shares that abstained from voting for any director nominee. The 1,499,691 (16.8% of the outstanding shares) non-votes (nominees or beneficial holders that did not respond to the proxy solicitation) were not considered as "represented" at the meeting and were not counted in tabulating the results of the election. The following is a tabulation of the votes:

                                                                                                  VOTES REPRESENTED
                                                AFFIRMATIVE VOTES       PERCENTAGE OF VOTES        AT MEETING BUT
                                                   RECEIVED FOR            REPRESENTED AT            WITHHELD OR
              NAME OF NOMINEE                        NOMINEE                  MEETING                 ABSTAINED
-------------------------------------------    --------------------    ----------------------   ---------------------
Jack R. Anderson...........................          7,425,523                99.997%                     202
George E. Bello............................          7,425,523                99.997%                     202
James E. Buncher...........................          7,425,483                99.997%                     242
William H. Longfield.......................          7,425,523                99.997%                     202
Robert J. Nettinga.........................          7,423,783                99.974%                   1,942
James Ken Newman...........................          7,425,523                99.997%                     202
Donald E. Steen............................          7,425,458                99.996%                     267
William H. Wilcox..........................          7,425,083                99.991%                     642

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

3.01*     Restated Certificate of Incorporation of the Company (filed as
          Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration Number 33-94356 (the "1995 Registration Statement") and incorporated herein by reference).
3.02* Amended and Restated Bylaws of the Company (filed as Exhibit 3.02 to the 1995 Registration Statement and incorporated herein by reference).
4.01* Specimen Common Stock Certificate (filed as Exhibit 4.01 to the 1995 Registration Statement and incorporated herein by reference).
11.**     Statement regarding computation of per share earnings.
27.1**    Financial Data Schedule

-------------------------------

*       Previously filed.
**      Filed herewith.

(b) The Company filed a report on Form 8-K on January 31, 1997 to report the acquisition of United.


                                    11 of 12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITED DENTAL CARE, INC.
                                   -------------------------------------
                                             (Registrant)


Date:      April 30, 1997           /s/       MARK E. PAPE
                                   -------------------------------------
                                    Mark E. Pape, Senior Vice President
                                          Chief Financial Officer


                                    12 of 12

                            UNITED DENTAL CARE, INC.

                               INDEX OF EXHIBITS


Exhibit No.

    3.01*     Restated Certificate of Incorporation of the Company (filed as
              Exhibit 3.01 to the Company's Registration Statement on Form S-1,
              Registration Number 33-94356 (the "1995 Registration Statement")
              and incorporated herein by reference).
    3.02*     Amended and Restated Bylaws of the Company (filed as Exhibit 3.02 to the 1995 Registration
              Statement and incorporated herein by reference).
    4.01*     Specimen Common Stock Certificate (filed as Exhibit 4.01 to the
              1995 Registration Statement and incorporated herein by reference).
   11.0**     Statement regarding computation of per share earnings.
   27.1**     Financial Data Schedule


-------------------------------

*    Previously filed.
**   Filed herewith.