Form 10-Q/A
period 1997-03-31
UNITED DENTAL CARE INC /DE/
filed 1997-08-07
CIK 948556

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A
      (Mark One)
            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation)

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

Yes  [X]    No [ ]

The number of shares outstanding of the issuer's only class of $.10 par value common stock as of April 29, 1997 was 8,928,616.

                            UNITED DENTAL CARE, INC.

                                     INDEX


                                                                                                               Page No.
                                                                                                               --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                 o        Consolidated Balance Sheets
                            December 31, 1996 and March 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . .  3

                 o        Consolidated Statements of Operations
                            for the three months ended March 31, 1996 and
                            1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

                 o        Consolidated Statements of Cash Flows
                            for the three months ended March 31, 1996 and
                            1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

PART II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . . . 11

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12





                                    2 of 12

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                   United Dental Care, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                 (In thousands)


                                                                            December 31,           March 31,
                                                                               1996                   1997
                                                                              --------              --------
 ASSETS                                                                                         Unaudited, Restated
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .              $ 50,035              $ 19,342
   Premiums receivable, net  . . . . . . . . . . . . . . . . . .                11,016                13,870
   Accrued interest and other current assets . . . . . . . . . .                   832                 1,569
   Deferred taxes, current . . . . . . . . . . . . . . . . . . .                   957                   957
                                                                              --------              --------
     Total current assets  . . . . . . . . . . . . . . . . . . .                62,840                35,738

   Regulatory deposits . . . . . . . . . . . . . . . . . . . . .                 3,433                 3,705
   Furniture and equipment, net  . . . . . . . . . . . . . . . .                 7,056                 9,104
   Intangible assets, net  . . . . . . . . . . . . . . . . . . .                91,066                96,167
   Pre-operational costs, net  . . . . . . . . . . . . . . . . .                   127                   238
   Other assets, net . . . . . . . . . . . . . . . . . . . . . .                   856                    43
   Deferred taxes, noncurrent  . . . . . . . . . . . . . . . . .                   294                   294
                                                                              --------              --------
 TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .              $165,672              $145,289
                                                                              ========              ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

   Accounts payable and accrued expenses . . . . . . . . . . . .              $  5,805              $  6,752
   Current portion of debt . . . . . . . . . . . . . . . . . . .                26,191                 1,260
   Claims reserve  . . . . . . . . . . . . . . . . . . . . . . .                 2,172                 4,472
   Unearned premiums   . . . . . . . . . . . . . . . . . . . . .                 3,177                 3,012
   Other current liabilities . . . . . . . . . . . . . . . . . .                    75                  ----
                                                                              --------              --------
      Total current liabilities  . . . . . . . . . . . . . . . .                37,420                15,496
   Long-term debt, net of current portion  . . . . . . . . . . .                 2,757                 2,583
                                                                              --------              --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . .                40,177                18,079
                                                                              --------              --------

 STOCKHOLDERS' EQUITY

   Preferred stock, $.10 par value . . . . . . . . . . . . . . .                  ----                  ----
   Common stock, $.10 par value  . . . . . . . . . . . . . . . .                   891                   893
   Additional paid-in-capital  . . . . . . . . . . . . . . . . .               108,223               108,484
   Retained earnings . . . . . . . . . . . . . . . . . . . . . .                16,381                17,833
                                                                              --------              --------
     Total stockholders' equity  . . . . . . . . . . . . . . . .               125,495               127,210
                                                                              --------              --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . .              $165,672              $145,289
                                                                              ========              ========



   The accompanying notes are an integral part of these financial statements.





                                    3 of 12

                            United Dental Care, Inc.
                     Consolidated Statements of Operations
            (In thousands, except per share amounts and share data)
                                  (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                            1996           1997
                                                         ----------     ----------
                                                                        As Restated
 REVENUES:
     Dental services revenues ......................     $   24,582     $   44,848
     Interest income ...............................            212            175
                                                         ----------     ----------
            Total revenues .........................         24,794         45,023
                                                         ----------     ----------
 COSTS AND EXPENSES:
     Dental services expense .......................         14,931         30,200
     Sales and marketing ...........................          2,798          4,706
     General and administrative ....................          4,282          6,326
     Depreciation and amortization .................            465          1,136
     Interest expense ..............................             94            147
                                                         ----------     ----------
            Total costs and expenses ...............         22,570         42,515
                                                         ----------     ----------
 INCOME BEFORE INCOME TAXES ........................          2,224          2,508
 PROVISION FOR INCOME TAXES ........................            813          1,056
                                                         ----------     ----------
 NET INCOME ........................................     $    1,411     $    1,452
                                                         ==========     ==========

 NET INCOME PER COMMON SHARE .......................     $     0.19     $     0.16

 WEIGHTED AVERAGE SHARES OUTSTANDING ...............      7,250,442      9,159,194




   The accompanying notes are an integral part of these financial statements.





                                    4 of 12

                   United Dental Care, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)




                                                                             For Three Months Ended
                                                                                    March 31,
                                                                             ----------------------
                                                                               1996          1997
                                                                             --------      --------
                                                                                         As Restated
OPERATING ACTIVITIES:
  Net income ...........................................................     $  1,411      $  1,452
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ....................................          465         1,136
      Changes in operating assets and liabilities:
           Increase in premiums receivable .............................         (859)       (2,607)
           Increase in accrued interest and other current assets .......         (372)         (590)
           Increase (decrease) in accounts payable, accrued expenses
                and claims reserve .....................................         (860)        4,729
           Increase in deferred income tax assets ......................          (50)           --
           Decrease in other assets ....................................          311           597
           Increase (decrease) in unearned premiums ....................        1,235          (295)
                                                                             --------      --------
                Net cash provided by operating activities ..............        1,281         4,422

INVESTING ACTIVITIES:
  Purchases of furniture and equipment .................................         (962)       (2,466)
  Decrease in regulatory deposits ......................................           12            28
  Investment in new markets.............................................          (30)         (111)
  Purchase of acquisitions (net of cash acquired) ......................      (13,575)       (7,589)
                                                                             --------      --------
                Net cash used in investing activities ..................      (14,555)      (10,138)

FINANCING ACTIVITIES:
  Repayment of indebtedness ............................................      (11,136)      (25,080)
  Stock options exercised ..............................................           15           103
                                                                             --------      --------
                Net cash used in financing activities ..................      (11,121)      (24,977)

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................      (24,395)      (30,693)
CASH AND CASH EQUIVALENTS:
   Beginning of period .................................................       46,940        50,035
                                                                             --------      --------
   End of period .......................................................     $ 22,545      $ 19,342
                                                                             ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest .........................................................     $    142      $    228
                                                                             ========      ========
      Income taxes .....................................................     $    272      $     16
                                                                             ========      ========



   The accompanying notes are an integral part of these financial statements.





                                    5 of 12

                   United Dental Care, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Unaudited, Restated)



1.       Basis of Presentation

         The Company's Form 10-Q for the period ended March 31, 1997 has been restated to reflect an increase of approximately $2.0 million in estimated dental services expense related to the Company's fee-for-service products. The after-tax effect of such expense is a reduction in earnings per share of $0.14. The adjustments to the consolidated balance sheet of the Company as of March 31, 1997 are an increase in the liability for claims reserve of $2.0 million and a reduction in current taxes payable of $0.7 million. The combined effect of these adjustments is a reduction in total stockholders' equity of $1.3 million. The restatement of first quarter dental services expense has been made primarily to reflect the membership of the Company's point-of- service plans.

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





                                    6 of 12

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

         Effective January 1, 1997, the company completed the acquisition of all of the outstanding common stock of United Dental Care, Inc., an Oklahoma corporation ("United") for $7.6 million in cash. At the date of acquisition, United had cash and regulatory deposits of $3.2 million. United, through an indemnity insurance company subsidiary, operated a prepaid plan in Oklahoma having approximately 90,000 members.

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





                                    7 of 12

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of revenues represented by the items reflected in the Company's consolidated statements of operations:

                                                        For three Months Ended
                                                               March 31
                                                          ------------------
                                                           1996       1997
                                                          -------    -------
                                                                   As Restated
Revenues:
      Managed benefits ..............................        83.6%      83.9%
      Indemnity .....................................        15.2       12.5
      Dental centers ................................          --        5.7
          Less:  Intercompany .......................          --       (2.5)
      Interest ......................................         1.2        0.4
                                                          -------    -------

            Total revenues ..........................       100.0      100.0
                                                          -------    -------

Expenses:
      Dental services:
         Managed benefits ...........................        48.7       51.3
            Less:  Intercompany .....................          --       (2.5)
         Indemnity ..................................        11.5       14.1
         Dental centers .............................          --        4.1
                                                          -------    -------

            Subtotal ................................        60.2       67.0
                                                          -------    -------


      Sales and marketing expenses ..................        11.3       10.5
      General and administrative expenses ...........        17.2       14.1
      Depreciation and amortization .................         1.9        2.5
      Interest expense ..............................         0.4        0.3
                                                          -------    -------

            Total expenses ..........................        91.0       94.4
                                                          -------    -------

Net income before income taxes ......................         9.0        5.6
Provision for income taxes ..........................         3.3        2.3
                                                          -------    -------

Net income ..........................................         5.7%       3.3%
                                                          =======    =======

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

Dental Services Expense. Dental services expense increased $15.3 million, or 102.3% to $30.2 million in 1997 from $14.9 million in 1996. Dental services expense as a percentage of total revenues increased to 67.0% in 1997 from





                                    8 of 12

60.2% in 1996, primarily due to the higher dental services expense ratio on the Company's indemnity products, including the increase of approximately $2.0 million in the claims reserve liability made by the restatement. Claims payments in the period subsequent to March 31 indicated that the Company's dental services expense during the quarter ended March 31, 1997 was substantially higher than had been reported. Dental services expense for the Company's managed benefits plans, which consist primarily of capitation payments to general dentists, increased to 61.1% of managed benefits revenues in 1997, from 58.3% in 1996. The Arizona Medicaid managed benefits plans pay general dentists a significantly higher percentage of premiums than the average of the Company's other managed benefits plans. Claims expense for the indemnity business in the first quarter of 1997 was 77.8% of indemnity revenues, up from 75.6% in the comparable quarter of 1996. Generally, it is management's intention to continue to increase premiums in all markets over the next several years, as market conditions permit, thereby increasing revenues. In most markets, amounts paid to general dentists through capitation payments will also be increased somewhat to maintain the Company's competitive position and to improve the economics for managed care general dentists. Management expects these actions to result in the dental services expense for the managed dental benefits plans as a percentage of managed benefits revenues remaining approximately the same as the percentage experienced in the first quarter of 1997. The dental centers' dental services expenses, as a percentage of total revenues, exceeded the dental centers' contribution to revenues as a result of the elimination in consolidation of intercompany revenues.

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

Taxes. The average tax rate was 42.1% and 36.6% in 1997 and 1996, respectively. In 1997 the average tax rate was greater than the statutory Federal tax rate of 34%, primarily as the result of the non-deductibility of the amortization of goodwill incurred in the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's historical operating cash requirements have been met through cash provided by operations. Net cash provided by operating activities was $4.4 million for the three months ended March 31, 1997. An increase in accounts payable, accrued expenses and claims reserves provided net cash of $4.7 million largely as a result of an increase of $2.3 million in claims reserves, an increase in accrued income tax payable of $0.9 million and $0.5 due to the acquisition of United effective January 1, 1997.





                                    9 of 12

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

Regulation. Under applicable insurance laws of most states in which the Company conducts business, the Company's subsidiary operating in the particular state is required to maintain a minimum level of net worth and





                                    10 of 12
reserves. In general, minimum capital requirements are more stringent for insurance companies, such as United Dental Care Insurance Company ("UDCIC") and UDC Life & Health Insurance Co. ("UDCLH"), the Company's indemnity dental insurance subsidiaries. The Company may be required from time to time to invest funds in one or more of its subsidiaries to meet regulatory capital requirements. The implementation of risk-based capital regulations in states having jurisdiction over UDCIC and UDCLH may require that the Company increase its investment in such subsidiaries. However, the Company does not believe that compliance with such regulations will adversely affect the Company's ability to meet its operating cash requirements. The Company believes that UDCIC and UDCLH will be able to satisfy such regulations without the need for significant capital contributions by the Company. Applicable laws generally limit the ability of the Company's subsidiaries to pay dividends to the extent that required regulatory capital would be impaired.

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

                                                                                              VOTES REPRESENTED
                                              AFFIRMATIVE VOTES      PERCENTAGE OF VOTES       AT MEETING BUT
                                                 RECEIVED FOR          REPRESENTED AT            WITHHELD OR
             NAME OF NOMINEE                       NOMINEE                 MEETING                ABSTAINED
-----------------------------------------     -----------------      -------------------      -----------------
Jack R. Anderson  . . . . . . . . . . . .      7,425,523                99.997%                       202
George E. Bello . . . . . . . . . . . . .      7,425,523                99.997%                       202
James E. Buncher  . . . . . . . . . . . .      7,425,483                99.997%                       242
William H. Longfield  . . . . . . . . . .      7,425,523                99.997%                       202
Robert J. Nettinga  . . . . . . . . . . .      7,423,783                99.974%                     1,942
James Ken Newman  . . . . . . . . . . . .      7,425,523                99.997%                       202
Donald E. Steen . . . . . . . . . . . . .      7,425,458                99.996%                       267
William H. Wilcox . . . . . . . . . . . .      7,425,083                99.991%                       642

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

----------------
*  Previously filed.
** Filed herewith.

(b) The Company filed a report on Form 8-K on January 31, 1997 to report the acquisition of United.





                                    11 of 12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               UNITED DENTAL CARE, INC.
                                        -----------------------------------
                                                   (Registrant)

Date:     August 6, 1997
                                                /s/  MARK E. PAPE
                                        -----------------------------------
                                        Mark E. Pape, Senior Vice President
                                              Chief Financial Officer





                                    12 of 12

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                       EXHIBIT
-------                      -------
11                           Statement Regarding Computation of Per Share Earnings

27.1                         Financial Data Schedule