Form 10-Q
period 1997-06-30
UNITED DENTAL CARE INC /DE/
filed 1997-08-07
CIK 948556

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
         (Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-26688

                            UNITED DENTAL CARE, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                            75-2309712
(State or other jurisdiction of incorporation)          (I.R.S. Employer
                                                       Identification No.)

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

Yes [X]    No [ ]

The number of shares outstanding of the issuer's only class of $.10 par value common stock as of August 1, 1997 was 8,942,616.

                            UNITED DENTAL CARE, INC.

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              o      Consolidated Balance Sheets
                       December 31, 1996 and June 30, 1997  . . . . . . . 3

              o      Consolidated Statements of Operations
                       Quarters ended June 30, 1996 and 1997 and
                       Six-month periods ended June 30, 1996 and
                       1997   . . . . . . . . . . . . . . . . . . . . . . 4

              o      Consolidated Statements of Cash Flows
                       Six-month periods ended June 30, 1996 and
                       1997   . . . . . . . . . . . . . . . . . . . . . . 5

              Notes to Consolidated Financial Statements  . . . . . . . . 6

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . 7

PART II.  OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security-Holders   . .  12

Item 6.       Exhibits and Reports on Form 8-K  . . . . . . . . . . .    13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13





                                    2 of 13

                         PART I.  FINANCIAL INFORMATION


ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS


                   United Dental Care, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                 (In thousands)


                                                 December 31,  June 30,
                                                     1996       1997
                                                   --------   --------
ASSETS                                                       (Unaudited)
  Cash and cash equivalents ....................   $ 50,035   $ 11,833
  Premiums receivable, net .....................     11,016     12,570
  Accrued interest and other current assets ....        832      1,420
  Deferred taxes, current ......................        957      1,286
                                                   --------   --------
    Total current assets .......................     62,840     27,109
  Regulatory deposits ..........................      3,433      3,902
  Furniture and equipment, net .................      7,056     10,695
  Intangible assets, net .......................     91,066     99,939
  Pre-operational costs, net ...................        127        263
  Other assets, net ............................        856          9
  Deferred taxes, noncurrent ...................        294        874
                                                   --------   --------
TOTAL ASSETS ...................................   $165,672   $142,791
                                                   ========   ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued expenses ........   $  5,805   $  7,792
  Current portion of debt ......................     26,191      1,198
  Claims reserve ...............................      2,172      5,404
  Unearned premiums ............................      3,177      2,874
  Other current liabilities ....................         75       --
                                                   --------   --------
     Total current liabilities .................     37,420     17,268
  Long-term debt, net of current portion .......      2,757      2,583
                                                   --------   --------
    Total liabilities ..........................     40,177     19,851
                                                   --------   --------

STOCKHOLDERS' EQUITY

  Preferred stock, $.10 par value ..............       --         --
  Common stock, $.10 par value .................        891        894
  Additional paid-in-capital ...................    108,223    108,645
  Retained earnings ............................     16,381     13,401
                                                   --------   --------
    Total stockholders' equity .................    125,495    122,940
                                                   --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $165,672   $142,791
                                                   ========   ========



   The accompanying notes are an integral part of these financial statements.





                                    3 of 13

                            United Dental Care, Inc.
                     Consolidated Statements of Operations
            (In thousands, except per share amounts and share data)
                                  (Unaudited)



                                               Three Months Ended            Six Months Ended
                                                    June 30,                    June 30,
                                            -------------------------    -------------------------
                                               1996          1997           1996          1997
                                            -----------   -----------    -----------   -----------
REVENUES:
    Dental services revenue .............   $    26,146   $    44,027    $    50,728   $    88,875
    Interest income .....................           185           176            397           351
                                            -----------   -----------    -----------   -----------
           Total revenues ...............        26,331        44,203         51,125        89,226
                                            -----------   -----------    -----------   -----------
COSTS AND EXPENSES:
    Dental services expense .............        15,743        35,881         30,674        66,081
    Sales and marketing .................         2,928         4,498          5,726         9,204
    General and administrative ..........         4,403         8,618          8,685        14,944
    Depreciation and amortization .......           538         1,293          1,003         2,429
    Interest expense ....................           115            66            209           213
                                            -----------   -----------    -----------   -----------
           Total costs and expenses .....        23,727        50,356         46,297        92,871
                                            -----------   -----------    -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES .......         2,604        (6,153)         4,828        (3,645)
INCOME TAX EXPENSE (BENEFIT) ............           959        (1,720)         1,772          (664)
                                            -----------   -----------    -----------   -----------
NET INCOME (LOSS) .......................   $     1,645   $    (4,433)   $     3,056   $    (2,981)
                                            ===========   ===========    ===========   ===========

NET INCOME (LOSS) PER COMMON SHARE ......   $      0.23   $     (0.49)   $      0.42   $     (0.33)

WEIGHTED AVERAGE SHARES OUTSTANDING .....     7,193,857     9,134,492      7,222,149     9,126,911





   The accompanying notes are an integral part of these financial statements.





                                    4 of 13

                   United Dental Care, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)




                                                                        For Six Months Ended
                                                                             June 30,
                                                                       ----------------------
                                                                         1996         1997
                                                                       ---------    ---------
OPERATING ACTIVITIES:
  Net income (loss) ................................................   $   3,056    $  (2,981)
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................       1,003        2,429
      Changes in operating assets and liabilities:
           Decrease (increase) in premiums receivable ..............         822       (1,228)
           Increase in accrued interest and other current assets ...        (339)        (378)
           Increase (decrease) in accounts payable, accrued expenses
                and claims reserve .................................      (1,958)       2,709
           Increase in deferred income taxes .......................        (190)        (461)
           Decrease in other assets ................................         325          360
           Increase (decrease) in unearned premiums ................      (2,152)        (588)
                                                                       ---------    ---------
                Net cash provided (used) by operating activities ...         567         (138)

INVESTING ACTIVITIES:
  Purchases of furniture and equipment .............................      (2,001)      (4,572)
  Increase in regulatory deposits ..................................         (82)        (119)
  Investment in new markets ........................................        (148)        (136)
  Purchase of acquisitions (net of cash acquired) ..................     (13,575)      (8,042)
                                                                       ---------    ---------
                Net cash used in investing activities ..............     (15,806)     (12,869)


FINANCING ACTIVITIES:
  Repayment of indebtedness ........................................     (11,371)     (25,382)
  Stock options exercised ..........................................          15          187
                                                                       ---------    ---------
                Net cash used in financing activities ..............     (11,356)     (25,195)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ........................     (26,595)     (38,202)
CASH AND CASH EQUIVALENTS:
   Beginning of period .............................................      46,940       50,035
                                                                       ---------    ---------
   End of period ...................................................   $  20,345    $  11,833
                                                                       =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest .....................................................   $     175    $     198
                                                                       =========    =========
      Income taxes .................................................   $   1,972    $   1,579
                                                                       =========    =========


   The accompanying notes are an integral part of these financial statements.





                                    5 of 13

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





                                    6 of 13

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

       Effective June 1, 1997, the Company completed the acquisition of all of the outstanding common stock of International Dental Plan, Inc., a Florida corporation ("International"), for $5.0 million in cash. International was a managed dental benefits company that operated managed dental plans in Florida, providing dental benefits to over 130,000 members.

3.     Stockholders' Equity

       In October 1996, the Company completed a public offering of 2,000,000 shares of its common stock for $30.00 per share (the "Offering"), resulting in net proceeds of $56.2 million. The Company used a portion of the proceeds to complete the acquisitions of Independent, Association, OraCare and KCDC in 1996 and of United and International in 1997.

4.     Provision for Future Losses

       In the second quarter of 1997, the Company recorded a charge to dental services expense of $4.2 million or $0.30 per share, to provide for the future estimated losses expected to be incurred over the remaining term of the two contracts related to its Arizona Medicaid membership. These contracts cover approximately 7.5% of the Company's total enrollment. The estimate of future losses included the assumption that the Company exercised its options to terminate such contracts at the end of 1997.

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





                                    7 of 13

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of revenues represented by the items reflected in the Company's consolidated statements of operations:

                                             For Three Months Ended   For Six Months Ended
                                                    June 30,                June 30
                                              --------------------    --------------------
                                                1996        1997        1996        1997
                                              --------    --------    --------    --------
Revenues:
      Managed Benefits ....................       85.4%       80.1%       84.7%       80.0%
      Indemnity ...........................       13.9         9.1        14.5         9.7
      Point of service ....................       --           7.7        --           7.2
      Dental Centers ......................       --           5.1        --           5.2
         Less:  Intercompany ..............       --          (2.4)       --          (2.5)
      Interest income .....................        0.7         0.4         0.8         0.4
                                              --------    --------    --------    --------

            Total revenues ................      100.0       100.0       100.0       100.0
                                              --------    --------    --------    --------

Expenses:
      Dental services:
         Managed benefits .................       49.5        61.3        49.1        55.8
            Less:  Intercompany ...........       --          (2.4)       --          (2.5)
         Indemnity ........................       10.3        11.6        10.9        10.2
         Point of service .................       --           6.6        --           6.4
         Dental centers ...................       --           4.1        --           4.2
                                              --------    --------    --------    --------

            Subtotal ......................       59.8        81.2        60.0        74.1
                                              --------    --------    --------    --------


      Sales and marketing expenses ........       11.1        10.2        11.2        10.3
      General and administrative expenses .       16.7        19.5        17.0        16.8
      Depreciation and amortization .......        2.0         2.9         2.0         2.7
      Interest expense ....................        0.5         0.1         0.4         0.2
                                              --------    --------    --------    --------

            Total expenses ................       90.1       113.9        90.6       104.1
                                              --------    --------    --------    --------

Net income (loss) before income taxes .....        9.9       (13.9)        9.4        (4.1)
Provision for income taxes ................        3.7        (3.9)        3.4        (0.8)
                                              --------    --------    --------    --------

Net income (loss) .........................        6.2%      (10.0)%       6.0%       (3.3)%
                                              ========    ========    ========    ========

Comparison of Second Quarter of 1997 to Second Quarter of 1996

Revenues. Total revenues for the quarter ended June 30, 1997 increased by $17.9 million, or 67.9%, to $44.2 million from $26.3 million in the comparable quarter of 1996. Managed benefits revenues increased $12.9 million to $35.4 million. Of this increase, $9.9 million was attributable to the members added through the acquisitions of Independent and Association (effective October 1, 1996), KCDC and OraCare (effective November 1, 1996), United (effective January 1, 1997) and International (effective June 1, 1997). The increase in revenues was primarily a result of an increase in the number of members rather than price increases. During the three months ended June 30, 1997, membership increased from 1,935,000 at March 31, 1997 to 2,076,000. Membership for the comparable period in 1996 decreased from 1,178,000 to 1,175,000. Historically, the Company's rate of premium increases on its managed benefits products has been less than the rate of increase in the cost of dental services in general. Indemnity revenues increased from $3.7 million to $4.0 million. Point of service revenues were about $3.4 million, representing about 7.7% of total revenues, up from an immaterial level in the prior year's comparable period. Approximately 2.7% of total revenues (after the elimination of intercompany revenues in consolidation) were generated by the dental centers acquired as part of the OraCare acquisition in November 1996.

Dental Services Expense. Dental services expense increased by $20.2 million, or 127.9%, to $35.9 million in 1997 from $15.7 million in 1996. Dental services expense as a percentage of total revenues increased to 81.2% in 1997





                                     8 of 13
from 59.8% in 1996, primarily due to higher dental services expenses on the Company's fee-for-service products, consisting of indemnity and point of service, and the accrual of $4.2 million for estimated losses on two Arizona Medicaid contracts added during the fourth quarter of 1996. Dental services expense for the Company's managed benefits plans, which consist primarily of capitation payments to general dentists, increased to 76.6% of managed benefits revenues in 1997, from 58.0% in 1996, largely due to the Arizona Medicaid loss accrual. Generally, it is management's intention to continue to increase premiums in all markets over the next several years, as market conditions permit, thereby increasing revenues. In most markets, amounts paid to general dentists through capitation payments will also be increased somewhat to maintain the Company's competitive position and to improve the economics for managed care general dentists. Management expects these actions to result in the dental services expense for the managed dental benefits plans as a percentage of managed benefits revenues to be in a range of 60-65%. The dental centers' dental services expenses, as a percentage of total revenues, exceeded the dental centers' contribution to revenues as a result of the elimination in consolidation of intercompany revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased $1.6 million, or 53.6%, to $4.5 million in 1997 from $2.9 million in 1996. Sales and marketing expenses as a percentage of revenue decreased to 10.2% in 1997 from 11.1% in 1996. A portion of the sales and marketing costs, such as base salaries of field sales personnel and office rents, are fixed so that the expenses as a percentage of revenues decline as revenues increase.

General and Administrative Expenses. General and administrative expenses increased $4.2 million, or 95.7%, to $8.6 million in 1997 from $4.4 million in 1996. The increase in general and administrative expenses as a percentage of revenues from 16.7 % in 1996 to 19.5% in 1997 was primarily attributable to non-recurring expenses of $1.4 million for the administrative cost of reviewing the accounting and operational issues that arose in the second quarter and the cost of a re-engineering project related to the Company's system improvements. Excluding such non-recurring expenses, general and administrative expenses were 16.3% of revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.8 million, or 140.0%, to $1.3 million in 1997 from $0.5 million in 1996. This increase was the result of amortization of the goodwill and the consulting and non-competition agreements attributable to the acquisitions of Associated, Independent, Association, KCDC, OraCare, United and International and depreciation related to the Company's new computer systems.

Interest Expense. Interest expense remained essentially unchanged at about $0.1 million. The $0.1 million was composed primarily of the imputed interest on the consulting and non-competition agreements incurred to finance the Company's acquisitions. The weighted average interest rates on the agreements during the second quarter of 1997 was 7.9%. This weighted average interest rate includes the fees for letters of credit related to the agreements. In addition, the Company amortized the cost of its revolving credit agreement and paid a fee equal to about 0.15% per annum on the amount remaining available to be drawn under the credit facility for a total interest cost for the credit facility of 0.26% per annum.

Taxes. For the three months ended June 30, 1997, the tax benefit represented 28.0% of the loss before taxes. The effective tax rate in the second quarter of 1996 was 36.8%. The effective tax rate varied from the statutory Federal tax rate of 34% primarily as the result of the non-deductibility of the amortization of the goodwill incurred in the Company's acquisitions.

Comparison of First Six Months of 1997 to First Six Months of 1996

Revenues. Total revenues for the six months ended June 30, 1997 increased by $38.1 million, or 74.5%, to $89.2 million from $51.1 million in the comparable period in 1996. Managed benefits revenues increased by $28.1 million, or 64.9%, to $71.4 million in 1997 from $43.3 million in 1996. Of this increase, $20.2 million was attributable to the members added through the acquisitions of Independent and Association (effective October 1, 1996), KCDC and OraCare (effective November 1, 1996), United (effective January 1, 1997) and International (effective June 1, 1997). The increase in revenues was primarily a result of an increase in the number of members rather than price increases. During the six months ended June 30, 1997, membership increased from 1,729,000 at





                                    9 of 13

December 31, 1996 to 2,076,000. Membership for the comparable period in 1996 increased from 937,000 to 1,175,000. Historically, the Company's rate of premium increases on its managed benefits products has been less than the rate of increase in the cost of dental services in general. Indemnity revenues increased from $7.4 million to $8.6 million. Point of service revenues were about $6.5 million, representing about 7.2% of total revenues, up from an immaterial level in the prior year's comparable period. Approximately 2.7% of total revenues (after the elimination of intercompany revenues in consolidation) were generated by the dental centers acquired as part of the OraCare acquisition in November 1996.

Dental Services. Dental services expenses increased $35.4 million, or 115.4%, to $66.1 million in 1997 from $30.7 million in 1996, primarily due to the increase in membership discussed above. Dental services expense for the Company's managed benefits plans, which consist primarily of capitation payments to general dentists, increased to 69.8% of managed benefits revenues in 1997, from 58.0% in 1996. The Arizona Medicaid managed benefits plans pay general dentists a significantly higher percentage of premiums than the average of the Company's other managed benefits plans. The dental centers' dental services expenses, as a percentage of total revenues, exceeded the dental centers' contribution to revenues as a result of the elimination in consolidation of intercompany revenues. See above discussion for additional information concerning trends in dental expenses.

Sales and Marketing. Sales and marketing expenses increased $3.5 million, or 60.7% to $9.2 million in 1997 from $5.7 million in 1996. Sales and marketing expenses as a percentage of revenue declined to 10.3% in 1997 from 11.2% in 1996. A portion of the sales and marketing costs, such as base salaries of field sales personnel and office rents are fixed so that the expenses as a percentage of revenues decline as revenues increase.

General and Administrative. General and administrative expenses increased $6.2 million, or 72.1%, to $14.9 million in 1997 from $8.7 million in 1996. The decline in general and administrative expenses as a percentage of revenues to 16.8% in 1997 from 17.0% in 1996 was primarily attributable to the fixed nature of such costs, which generally do not vary in the short term relative to changes in revenue. In addition, the general and administrative expenses for the period ended June 30, 1997 included non-recurring expenses of $1.4 million for the administrative cost of reviewing the accounting and operational issues that arose in the second quarter and the cost of a re-engineering project related to the Company's system improvements. Excluding such non-recurring expenses, general and administrative expenses were 15.2 % of revenues.

Depreciation and Amortization. Depreciation and amortization expenses increased $1.4 million, or 142.2%, to $2.4 million in 1997 from $1.0 million in 1996. This increase was the result of amortization of the goodwill and the consulting and non-competition agreements attributable to the acquisitions of Associated, Independent, Association, KCDC, OraCare, United and International and depreciation related to the Company's new computer systems.

Interest. Interest expense remained essentially unchanged at about $0.2 million. The 1997 interest expense was composed of the imputed interest on the agreements incurred to finance the Company's acquisitions. The weighted average interest rate on these agreements during the first six months of 1997 was 7.9%. This weighted average interest rate also includes the fees for letters of credit related to the agreements.

Taxes. For the six months ended June 30, 1997, the tax benefit represented 18.2% of the pre-tax loss. The effective tax rate for the first two quarters of 1996 was 36.7%. The effective tax rate varies from the statutory Federal tax rate of 34%, primarily as the result of the non-deductibility of the amortization of the goodwill incurred in the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's historical operating cash requirements have been met through cash provided by operations. Net cash used by operating activities was $0.1 million for the six months ended June 30, 1997. An increase in accounts payable, accrued expenses and claims reserves provided net cash of $2.7 million largely as a result of an increase of $3.2 million in claims reserve.





                                    10 of 13

The Company's primary cash need after operations is for debt service on consulting and non-competition agreements entered into in connection with previous acquisitions. The principal amount of such indebtedness of the Company at June 30, 1997 was $3.8 million. The various agreements have fixed rates of interest ranging from 5.0% to 7.5% and require aggregate payments of principal and interest of $1.4 million each year.

In January 1997, the Company paid off the OraCare Promissory Note for $24.9 million as required by the OraCare acquisition agreement. The Company completed the acquisition of United in January 1997. The United acquisition agreement required the Company to pay $7.6 million at the closing. In the second quarter of 1997, the Company funded the acquisition of International ($5.0 million). (See Note 2 above)

The Company completed the acquisition of Associated effective February 1, 1996. The Associated acquisition agreement required the Company to pay $14.1 million at the closing and to release $0.3 million from escrow deposits. In January 1996, the Company paid off the US Dental Promissory Note for $10.3 million as required by the US Dental acquisition agreement (see Note 2 above).

Capital Expenditures. In June 1995, the Company entered into a contract to acquire a new information system to replace its existing system. Management has reviewed the status of the project and revised the projected capital cost of the system and the related database conversion, including conversion of the databases of the Company's recent acquisitions. The project is currently expected to cost approximately $7.1 million and to be completed in 1998. Capital expenditures were $4.6 million during the six months ended June 30, 1997. Such expenditures, other than the cost of the new information system, included approximately (a) $1.1 million for personal computers and systems hardware and (b) $0.6 million for telephone systems and network upgrades. The remaining capital expenditures primarily consisted of leasehold improvements and equipment purchased in connection with the relocation of the Company's headquarters to new office space at the end of March. Capital expenditures for the remainder of the 1997 fiscal year, excluding the costs associated with the new information system, are expected to be approximately $1.3 million.

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





                                    11 of 13

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

                                                                                            VOTES REPRESENTED
                                            AFFIRMATIVE VOTES      PERCENTAGE OF VOTES       AT MEETING BUT
                                               RECEIVED FOR          REPRESENTED AT            WITHHELD OR
               NAME OF NOMINEE                   NOMINEE                 MEETING                ABSTAINED
  ----------------------------------------  ------------------     --------------------     ------------------
  Jack R. Anderson  . . . . . . . . . . . .      7,425,523                99.997%                   202
  George E. Bello . . . . . . . . . . . . .      7,425,523                99.997%                   202
  James E. Buncher  . . . . . . . . . . . .      7,425,483                99.997%                   242
  William H. Longfield  . . . . . . . . . .      7,425,523                99.997%                   202
  Robert J. Nettinga  . . . . . . . . . . .      7,423,783                99.974%                 1,942
  James Ken Newman  . . . . . . . . . . . .      7,425,523                99.997%                   202
  Donald K. Steen . . . . . . . . . . . . .      7,425,458                99.996%                   267
  William H. Wilcox . . . . . . . . . . . .      7,425,083                99.991%                   642





                                    12 of 13

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

       27.1** Financial Data Schedule

--------------------

*      Previously filed.
**     Filed herewith.

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1997.


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

                                            UNITED DENTAL CARE, INC.
                                   ---------------------------------------------
                                                (Registrant)

Date:  August 6, 1997                        /s/ MARK E. PAPE
                                   ---------------------------------------------
                                      Mark E. Pape, Senior Vice President
                                         Chief Financial Officer




                                    13 of 13

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
--------        -----------
       11     Statement regarding computation of per share earnings.

       27     Financial Data Schedule