Form 10-Q
period 1997-09-30
UNITED DENTAL CARE INC /DE/
filed 1997-11-12
CIK 948556

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to
                                                --------------  ---------------

                         Commission file number 0-26688

                            UNITED DENTAL CARE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       75-2309712
       (State or other                                 (I.R.S. Employer
jurisdiction of incorporation)                         Identification No.)

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

Yes   x    No
   ------    -------

The number of shares outstanding of the issuer's only class of $.10 par value common stock as of October 31, 1997 was 8,942,616.

                            UNITED DENTAL CARE, INC.

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         o        Consolidated Balance Sheets
                   December 31, 1996 and September 30, 1997........................................3

         o        Consolidated Statements of Operations
                   Quarters ended September 30, 1996 and 1997 and
                   Nine-month periods ended September 30, 1996 and
                   1997............................................................................4

         o        Consolidated Statements of Cash Flows
                   Nine-month periods ended September 30, 1996 and
                   1997............................................................................5

         Notes to Consolidated Financial Statements................................................6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................................................7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................................................13

SIGNATURES.........................................................................................13


                                     2 of 13

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    United Dental Care, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                     December 31, September 30,
                                                                                        1996          1997
                                                                                      --------      --------
ASSETS                                                                                             (Unaudited)

  Cash and cash equivalents ....................................................      $ 50,035      $ 15,206
  Premiums receivable, net .....................................................        11,016         9,717
  Accrued interest and other current assets ....................................           832         1,808
  Deferred taxes, current ......................................................           957         2,704
                                                                                      --------      --------
    Total current assets .......................................................        62,840        29,435
  Regulatory deposits ..........................................................         3,433         3,954
  Furniture and equipment, net .................................................         7,056        11,778
  Intangible assets, net .......................................................        91,066       100,039
  Pre-operational costs, net ...................................................           127           287
  Other assets, net ............................................................           856             9
  Deferred taxes, noncurrent ...................................................           294         1,031
                                                                                      --------      --------
TOTAL ASSETS ...................................................................      $165,672      $146,533
                                                                                      ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses ........................................      $  5,805      $  8,002
  Current portion of debt ......................................................        26,191         7,612
  Claims reserve ...............................................................         2,172         5,098
  Unearned premiums ............................................................         3,177         2,226
  Other current liabilities ....................................................            75            --
                                                                                      --------      --------
     Total current liabilities .................................................        37,420        22,938
  Long-term debt, net of current portion .......................................         2,757         1,971
                                                                                      --------      --------
    Total liabilities ..........................................................        40,177        24,909
                                                                                      --------      --------

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value ..............................................            --            --
  Common stock, $.10 par value .................................................           891           894
  Additional paid-in-capital ...................................................       108,223       108,642
  Retained earnings ............................................................        16,381        12,088
                                                                                      --------      --------
    Total stockholders' equity .................................................       125,495       121,624
                                                                                      --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................      $165,672      $146,533
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


                                     3 of 13

                            United Dental Care, Inc.
                      Consolidated Statements of Operations
             (In thousands, except per share amounts and share data)
                                   (Unaudited)

                                              Three Months Ended                 Nine Months Ended
                                                September 30,                      September 30,
                                         ---------------------------       ---------------------------
                                            1996             1997             1996             1997
                                         ----------      -----------       ----------      -----------

REVENUES:
    Dental services revenue .......      $   26,560      $    41,339       $   77,288      $   130,214
    Interest income ...............             153              154              550              505
                                         ----------      -----------       ----------      -----------
        Total revenues ............          26,713           41,493           77,838          130,719
                                         ----------      -----------       ----------      -----------
COSTS AND EXPENSES:
    Dental services expense .......          15,976           29,660           46,650           95,741
    Sales and marketing ...........           3,195            4,635            8,921           13,839
    General and administrative ....           3,926            7,437           12,611           22,381
    Depreciation and amortization .             562            1,346            1,565            3,775
    Interest expense ..............              87              103              296              316
                                         ----------      -----------       ----------      -----------
        Total costs and expenses...          23,746           43,181           70,043          136,052
                                         ----------      -----------       ----------      -----------
INCOME (LOSS) BEFORE FEDERAL INCOME           2,967           (1,688)           7,795           (5,333)
INCOME TAX EXPENSE (BENEFIT) ......           1,091             (376)           2,863           (1,040)
                                         ----------      -----------       ----------      -----------
NET INCOME (LOSS) .................      $    1,876      $    (1,312)      $    4,932      $    (4,293)
                                         ==========      ===========       ==========      ===========


NET INCOME (LOSS) PER COMMON SHARE       $     0.26      $     (0.15)      $     0.68      $     (0.48)

WEIGHTED AVERAGE SHARES OUTSTANDING       7,169,204        8,942,616        7,204,403        8,932,009


   The accompanying notes are an integral part of these financial statements.

                                     4 of 13

                    United Dental Care, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    For Nine Months Ended
                                                                                         September 30,
                                                                                   -----------------------
                                                                                     1996           1997
                                                                                   --------       --------

OPERATING ACTIVITIES:
  Net income (loss) .........................................................      $  4,932       $ (4,293)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization .........................................         1,565          3,775
      Changes in operating assets and liabilities:
           Decrease (increase) in premiums receivable .......................        (3,108)         1,626
           Increase in accrued interest and other current assets ............          (478)          (766)
           Increase (decrease) in accounts payable, accrued expenses
                and claims reserve ..........................................        (1,084)         2,394
           Increase in deferred income taxes ................................          (190)        (2,036)
           Decrease (increase) in other assets ..............................          (736)           360
           Decrease in unearned premiums ....................................        (2,128)        (1,236)
                                                                                   --------       --------
                Net cash used by operating activities .......................        (1,227)          (176)

INVESTING ACTIVITIES:
  Purchases of furniture and equipment ......................................        (3,186)        (6,227)
  Increase in regulatory deposits ...........................................           (13)          (171)
  Investment in new markets .................................................          (164)          (160)
  Purchase of acquisitions (net of cash acquired) ...........................       (14,775)        (8,917)
                                                                                   --------       --------
                Net cash used in investing activities .......................       (18,138)       (15,475)

FINANCING ACTIVITIES:
  Increase in short-term debt ...............................................            --          6,630
  Repayment of indebtedness .................................................       (12,254)       (25,995)
  Stock options exercised ...................................................           140            187
                                                                                   --------       --------
                Net cash used in financing activities .......................       (12,114)       (19,178)

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................................       (31,479)       (34,829)
CASH AND CASH EQUIVALENTS:
   Beginning of period ......................................................        46,940         50,035
                                                                                   --------       --------
   End of period ............................................................      $ 15,461       $ 15,206
                                                                                   ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest ..............................................................      $    379       $    277
                                                                                   ========       ========
      Income taxes ..........................................................      $  2,272       $  1,749
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


                                     5 of 13

                    United Dental Care, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required under generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's 1996 Annual Report on Form 10-K. However, this information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the year to date are not necessarily indicative of the results to be expected for the full year.

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

     Effective November 1, 1996, the Company completed the acquisitions of all of the outstanding common stock of Kansas City Dental Care, Inc. ("KCDC") for $12.5 million in cash and of OraCare DPO, Inc. ("OraCare") for $5.6 million in cash and a promissory note, maturing January 2, 1997, in the amount of $24.9 million (the "OraCare Promissory Note"). The OraCare Promissory Note was paid in full at maturity on January 2, 1997. KCDC operated prepaid dental plans in Missouri and Kansas having approximately 90,000 members in the aggregate. OraCare was a New Jersey prepaid dental plan having approximately 150,000 members and an affiliated dental management company. In the third quarter of 1997, the Company paid $0.9 million to certain of the former shareholders of KCDC in partial settlement of the contingent earn-out provisions of the KCDC acquisition agreement.

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

4.   Provision for Future Losses

     In the second quarter of 1997, the Company recorded a charge to dental services expense of $4.2 million ($0.30 per share after tax) to provide for the future estimated losses expected to be incurred over the remaining term of the two contracts related to its Arizona Medicaid membership. These contracts cover approximately 7.5% of the Company's total enrollment. The estimate of future losses included the assumption that the Company exercised its options to terminate such contracts at the end of 1997. One contract terminated effective October 1, 1997, and the option to terminate the second contract at the end of 1997 has been exercised.

5.   Reserve for Premiums Receivable

     In the third quarter of 1997, the Company recorded an increase of $4.5 million ($0.33 per share after tax) in the reserve for estimated uncollectible premiums receivable due to the availability of additional information regarding the collectibility of certain receivables. This cost has been reported as a reduction in the dental services revenue for the third quarter and as a reduction of net premiums receivable as of September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been

                                     7 of 13
correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed throughout the Company's 1996 Form 10-K, including, without limitation, in conjunction with the forward-looking statements included therein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are hereby expressly qualified in their entirety.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of revenues represented by the items reflected in the Company's consolidated statements of operations:

                                             For Three Months Ended     For Nine Months Ended
                                                   September 30,             September 30
                                                ------------------        ------------------
                                                 1996        1997          1996        1997
                                                ------      ------        -----       ------

Revenues:
      Managed Benefits ..................         84.9%       77.1%        84.8%       79.1%
      Indemnity .........................         14.2        11.8         14.4         10.3
      Point of service ..................          0.3         7.9          0.1          7.5
      Dental Centers ....................           --         5.4           --          5.2
         Less:  Intercompany ............           --        (2.6)          --         (2.5)
      Interest income ...................          0.6         0.4          0.7          0.4
                                                ------      ------        -----       ------

            Total revenues ..............        100.0       100.0        100.0        100.0
                                                ------      ------        -----       ------

Expenses:
      Dental services:
         Managed benefits ...............         50.5        53.8         49.6         55.2
            Less:  Intercompany .........           --        (2.6)          --         (2.5)
         Indemnity ......................          9.0         9.8         10.2         10.1
         Point of service ...............          0.3         5.9          0.1          6.2
         Dental centers .................           --         4.6           --          4.2
                                                ------      ------        -----       ------

            Subtotal ....................         59.8        71.5         59.9         73.2
                                                ------      ------        -----       ------


      Sales and marketing expenses ......         12.0        11.2         11.5         10.6
      General and administrative expenses         14.7        17.9         16.2         17.1
      Depreciation and amortization .....          2.1         3.2          2.0          2.9
      Interest expense ..................          0.3         0.3          0.4          0.3
                                                ------      ------        -----       ------

            Total expenses ..............         88.9       104.1         90.0        104.1
                                                ------      ------        -----       ------

Net income (loss) before income taxes ...         11.1        (4.1)        10.0         (4.1)
Income tax expense (benefit) ............          4.1        (0.9)         3.7         (0.8)
                                                ------      ------        -----       ------

Net income (loss) .......................          7.0%       (3.2)%        6.3%        (3.3)%
                                                ======      ======        =====       ======

Comparison of Third Quarter of 1997 to Third Quarter of 1996

Revenues. Total revenues for the quarter ended September 30, 1997 increased by $14.8 million, or 55.4%, to $41.5 million from $26.7 million in the comparable quarter of 1996. Managed benefits revenues increased $9.3 million to $32.0 million. Excluding the impact of the $4.5 million increase in the receivables reserve, managed benefits revenues would have increased by $13.8 million. Of this increase, $10.7 million was attributable to the members added through the acquisitions of Independent and Association (effective October 1, 1996), KCDC and OraCare (effective November 1, 1996), United (effective January 1, 1997) and International (effective June 1, 1997). The increase in revenues was primarily a result of an increase in the number of members rather than price increases.

                                     8 of 13

During the three months ended September 30, 1997, membership decreased from 2,076,000 at June 30, 1997 to 2,040,000. Membership for the comparable period in 1996 increased from 1,175,000 to 1,179,000. Historically, the Company's rate of premium increases on its managed benefits products has been less than the rate of increase in the cost of dental services in general. Indemnity revenues increased from $3.8 million in 1996 to $4.9 million in 1997. Point of service revenues were $3.3 million, representing about 7.9% of total revenues, up from $0.1 million in the prior year's comparable period. Approximately 2.8% of total revenues (after the elimination of intercompany revenues in consolidation) were generated by the dental centers acquired as part of the OraCare acquisition in November 1996.

Dental Services Expense. Dental services expense increased by $13.7 million, or 85.6%, to $29.7 million in 1997 from $16.0 million in 1996. Dental services expense as a percentage of total revenues increased to 71.5% in 1997 from 59.8% in 1996, primarily due to higher dental services expense on the Company's fee-for-service products, consisting of indemnity and point of service, and the $4.5 million receivables reserve increase that reduced revenues in the third quarter. Dental services expense for the Company's managed benefits plans, which consist primarily of capitation payments to general dentists, increased to 69.7% of managed benefits revenues in 1997, from 59.5% in 1996, largely due to (i) the dental services cost of 100% on Arizona Medicaid revenues as a result of applying losses above that level to the second quarter's loss accrual and (ii) the $4.5 million receivables reserve increase that reduced revenues in the third quarter. Generally, it is management's intention to continue to increase premiums in all markets over the next several years, as market conditions permit, thereby increasing revenues. In most markets, amounts paid to general dentists through capitation payments will also be increased somewhat to maintain the Company's competitive position and to improve the economics for managed care general dentists. The dental services expense ratio for the Company's fee-for-service products (indemnity and point-of-service) was 79.7% for the third quarter of 1997, as compared to 64.0% in the comparable period in 1996, due to a higher level of claims payments. The dental centers' dental services expense, as a percentage of total revenues, exceeded the dental centers' contribution to revenues as a result of the elimination in consolidation of intercompany revenues.

Sales and Marketing Expenses. Sales and marketing expenses increased $1.4 million, or 43.8%, to $4.6 million in 1997 from $3.2 million in 1996. Sales and marketing expenses as a percentage of revenue decreased to 11.2% in 1997 from 12.0% in 1996. A portion of the sales and marketing costs, such as base salaries of field sales personnel and office rents, are fixed so that the expenses as a percentage of revenues decline as revenues increase.

General and Administrative Expenses. General and administrative expenses increased $3.5 million, or 89.7%, to $7.4 million in 1997 from $3.9 million in 1996. The increase in general and administrative expenses as a percentage of revenues from 14.7 % in 1996 to 17.9% in 1997 was primarily attributable to an increase in salaries and benefits of administrative personnel. The Company substantially increased such staffing and related expenses through the acquisitions completed within the last year. Until the acquisitions' systems are fully integrated, the Company will not be able to achieve significant administrative cost reductions. In addition, costs associated with the payment of fee-for-service claims are greater in 1997 due to the larger volume of claims paid relative to revenues during the period as well as an increase in the percentage fee paid to the third-party administrator.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.7 million, or 116.7%, to $1.3 million in 1997 from $0.6 million in 1996. This increase was the result of amortization of the goodwill and the consulting and non-competition agreements attributable to the acquisitions of Associated, Independent, Association, KCDC, OraCare, United and International and depreciation related to the Company's new computer system.

Interest Expense. Interest expense remained essentially unchanged at about $0.1 million. The $0.1 million was composed primarily of the imputed interest on the consulting and non-competition agreements incurred to finance the Company's acquisitions. The weighted average interest rates on the agreements during the third quarter of 1997 was 7.6%. This weighted average interest rate includes the fees for letters of credit related to the agreements. In the third quarter, the Company borrowed $6.6 million under its credit facility. The weighted average interest cost for borrowings under the credit facility during the period was 7.0%. In addition, the Company amortized the original cost of obtaining its credit facility (approximately 0.13%). The Company pays a fee equal to about 0.15% per

                                     9 of 13
annum on the amount remaining available to be drawn under the credit facility for a total interest cost for the undrawn portion of the credit facility of 0.28% per annum.

Taxes. For the three months ended September 30, 1997, the tax benefit represented 22.3% of the loss before taxes. The effective tax rate in the third quarter of 1996 was 36.8%. The effective tax rate varied from the statutory Federal tax rate of 34% primarily as the result of the non-deductibility of the amortization of the goodwill incurred in the Company's acquisitions.

Comparison of First Nine Months of 1997 to First Nine Months of 1996

Revenues. Total revenues for the nine months ended September 30, 1997 increased by $52.9 million, or 68.0%, to $130.7 million from $77.8 million in the comparable period in 1996. Managed benefits revenues increased by $37.4 million, or 56.7%, to $103.4 million in 1997 from $66.0 million in 1996. Of this increase, $30.9 million was attributable to the members added through the acquisitions of Independent and Association (effective October 1, 1996), KCDC and OraCare (effective November 1, 1996), United (effective January 1, 1997) and International (effective June 1, 1997). The increase in revenues was primarily a result of an increase in the number of members rather than price increases. During the nine months ended September 30, 1997, membership increased from 1,729,000 at December 31, 1996 to 2,040,000. Membership for the comparable period in 1996 increased from 937,000 to 1,179,000. Historically, the Company's rate of premium increases on its managed benefits products has been less than the rate of increase in the cost of dental services in general. Indemnity revenues increased from $11.2 million to $13.5 million. Point of service revenues were $9.8 million, representing 7.5% of total revenues, up from $0.1 million in the prior year's comparable period. Approximately 2.7% of total revenues (after the elimination of intercompany revenues in consolidation) were generated by the dental centers acquired as part of the OraCare acquisition in November 1996.

Dental Services Expense. Dental services expense increased $49.0 million, or 104.9%, to $95.7 million in 1997 from $46.7 million in 1996, primarily due to the increase in membership discussed above. Dental services expense for the Company's managed benefits plans, which consist primarily of capitation payments to general dentists, increased to 69.8% of managed benefits revenues in 1997, from 58.4% in 1996 largely due to (i) the $4.2 Arizona Medicaid loss accrual that increased the dental services cost in the second quarter and (ii) the $4.5 million receivables reserve increase that reduced revenues in the third quarter. The dental services expense ratio for the Company's fee-for-service products (indemnity and point-of-service) was 91.7% for the first nine months of 1997, as compared to 70.9% in the comparable period in 1996, due to greater-than-expected claims payments in 1997. The dental centers' dental services expense, as a percentage of total revenues, exceeded the dental centers' contribution to revenues as a result of the elimination in consolidation of intercompany revenues. See above discussion for additional information concerning trends in dental expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased $4.9 million, or 55.1%, to $13.8 million in 1997 from $8.9 million in 1996. Sales and marketing expenses as a percentage of revenue decreased to 10.6% in 1997 from 11.5% in 1996. A portion of the sales and marketing costs, such as base salaries of field sales personnel and office rents are fixed so that the expenses as a percentage of revenues decline as revenues increase.

General and Administrative Expenses. General and administrative expenses increased $9.8 million, or 77.8%, to $22.4 million in 1997 from $12.6 million in 1996. The increase in general and administrative expenses as a percentage of revenues to 17.1% in 1997 from 16.2% in 1996 was primarily attributable to an increase in salaries and benefits of administrative personnel. The Company has substantially increased such staffing in connection with the acquisitions completed within the last year. In addition, costs associated with the payment of fee-for-service claims are greater in 1997 due to the larger volume of claims paid relative to revenues during the period as well as an increase in the percentage fee paid to the third-party administrator. The general and administrative expenses for the period ended September 30, 1997 included non-recurring expenses of $1.4 million recorded in the second quarter for the administrative cost of reviewing the accounting and operational issues that arose in that quarter and the cost of a re-engineering project related to the Company's system improvements.

                                    10 of 13

Depreciation and Amortization. Depreciation and amortization expenses increased $2.2 million, or 137.5%, to $3.8 million in 1997 from $1.6 million in 1996. This increase was the result of amortization of the goodwill and the consulting and non-competition agreements attributable to the acquisitions of Associated, Independent, Association, KCDC, OraCare, United and International and depreciation related to the Company's new computer systems.

Interest Expense. Interest expense remained essentially unchanged at about $0.3 million. The 1997 interest expense was composed of the imputed interest on the agreements incurred to finance the Company's acquisitions. The weighted average interest rate on these agreements during the first nine months of 1997 was 7.6%. This weighted average interest rate also includes the fees for letters of credit related to the agreements. In the third quarter, the Company borrowed $6.6 million under its credit facility. The weighted average interest cost for borrowings under the credit facility during the period was 7.0%. In addition, the Company amortized the original cost of obtaining its credit facility (approximately 0.13%). The Company pays a fee equal to about 0.15% per annum on the amount remaining available to be drawn under the credit facility for a total interest cost for the undrawn portion of the credit facility of 0.28% per annum.

Taxes. For the nine months ended September 30, 1997, the tax benefit represented 19.5% of the pre-tax loss. The effective tax rate for the first three quarters of 1996 was 36.7%. The effective tax rate varies from the statutory Federal tax rate of 34%, primarily as the result of the non-deductibility of the amortization of the goodwill incurred in the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's historical operating cash requirements have been met through cash provided by operations. Net cash used by operating activities was $0.2 million for the nine months ended September 30, 1997. An increase in accounts payable, accrued expenses and claims reserves provided net cash of $2.4 million largely as a result of an increase of $2.9 million in claims reserve.

The Company's primary cash need after operations (other than capital expenditures) is for debt service on consulting and non-competition agreements entered into in connection with previous acquisitions and on the outstanding balance in the Company's credit facility (see below). The principal amount of such indebtedness of the Company at September 30, 1997 was $9.6 million. The various consulting and non-competition agreements have fixed rates of interest ranging from 5.0% to 7.5% and require aggregate payments of principal and interest of $1.4 million each year.

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

Capital Expenditures. In June 1995, the Company entered into a contract to acquire a new information system to replace its existing system. Management has reviewed the status of the project and revised the projected capital cost of the system and the related database conversion, including conversion of the databases of the Company's recent acquisitions. The project is currently expected to cost approximately $8.5 million and to be completed in 1998. Capital expenditures were $6.2 million during the nine months ended September 30, 1997. Such expenditures, other than the cost of the new information system, included approximately (a) $1.1 million for leasehold improvements, furniture and office equipment purchased in connection with the relocation of the Company's headquarters to new office space at the end of March, (b) $0.8 million for personal computers and systems hardware and (c) $0.7 million

                                    11 of 13
for telephone systems and network upgrades. Capital expenditures for the remainder of the 1997 fiscal year, excluding the costs associated with the new information system, are expected to be approximately $0.2 million.

Credit Facility. On November 14, 1996, the Company signed a revolving credit agreement providing a $35.0 million revolving credit facility with an unaffiliated bank. The purpose of the credit facility is to provide (i) for funding future acquisition of managed dental benefits companies; (ii) for the issuance of letters of credit; (iii) for the redemption of the Company's outstanding common stock in an amount up to $10.0 million out of the total amount available under the credit facility; and (iv) a working capital line of credit in an amount up to $5.0 million out of the total amount available under the credit facility. The credit facility has a remaining term of three years, expiring November 30, 2000. Outstanding indebtedness under the credit will bear interest payable quarterly, at the Company's option, at: (i) up to 0.25% over the base rate of the lender or (ii) up to 1.85% over LIBOR, with the margin over the respective rates decreasing as the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") decreases. The Company pays an annual fee of up to 0.25% of the amount remaining available to be drawn under the credit facility and up to 0.85% of the amount available to be drawn under letters of credit issued under the credit facility.

The credit facility is secured by the pledge of all the outstanding capital stock of the direct and indirect subsidiaries of the Company and a negative pledge on all other assets. The credit facility contains numerous covenants including, among other things, that the Company cannot, except in certain permitted instances, (i) incur any additional indebtedness; (ii) grant liens on any of the assets of the Company or its subsidiaries; (iii) declare or pay any dividends; or (iv) merge or consolidate with any other entity. In addition, the Company is required to satisfy on an ongoing basis certain financial covenants. The Company's breach of any covenant would result in an event of default under the credit facility.

In September 1997, the Company borrowed $6.6 million on the credit facility, including $5.0 million under the working capital portion of the credit facility. Approximately $5.0 million of the proceeds were used to enhance the invested assets of the Company's regulated insurance subsidiary, United Dental Care Insurance Company ("UDCIC"). UDCIC's net invested assets were adversely affected by the losses incurred and accrued on the Arizona Medicaid contracts and the greater-than-expected claims on fee-for-service products. The Company used $0.9 million for a portion of the contingent earn-out on the acquisition of KCDC and $0.8 million for the payments on consulting and non-competition agreements due in September.

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


                                    12 of 13

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

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

    3.01*     Restated Certificate of Incorporation of the Company (filed as
              Exhibit 3.01 to the Company's Registration Statement on Form S-1,
              Registration Number 33-94356 (the "1995 Registration Statement")
              and incorporated herein by reference).
    3.02*     Amended and Restated Bylaws of the Company (filed as Exhibit 3.02 to the 1995 Registration Statement and incorporated herein by reference).
    4.01*     Specimen Common Stock Certificate (filed as Exhibit 4.01 to the
              1995 Registration Statement and incorporated herein by reference).
   10.01**    First Amendment to Credit Agreement.  The Credit Agreement was
              filed as Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 1996.
   11.0**     Statement regarding computation of per share earnings.
   27.1**     Financial Data Schedule

-------------------------------

*    Previously filed.
**   Filed herewith.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.


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


                                         UNITED DENTAL CARE, INC.
                                    -------------------------------------
                                               (Registrant)


Date: November 11, 1997                      /s/  MARK E. PAPE
                                    -------------------------------------
                                     Mark E. Pape, Senior Vice President
                                              Chief Financial Officer

                                    13 of 13

                            UNITED DENTAL CARE, INC.

                                INDEX OF EXHIBITS

Exhibit No.

    3.01*     Restated Certificate of Incorporation of the Company (filed as
              Exhibit 3.01 to the Company's Registration Statement on Form S-1,
              Registration Number 33-94356 (the "1995 Registration Statement")
              and incorporated herein by reference).
    3.02*     Amended and Restated Bylaws of the Company (filed as Exhibit 3.02 to the 1995 Registration Statement and incorporated herein by reference).
    4.01*     Specimen Common Stock Certificate (filed as Exhibit 4.01 to the
              1995 Registration Statement and incorporated herein by reference).
   10.01**    First Amendment to Credit Agreement.  The Credit Agreement was
              filed as Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 1996.
   11.0**     Statement regarding computation of per share earnings.
   27.1**     Financial Data Schedule


-------------------------------

*    Previously filed.
**   Filed herewith.