Form 10-K
period 1997-12-31
UNITED DENTAL CARE INC /DE/
filed 1998-03-31
CIK 948556

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 (Mark One)
              [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended December 31, 1997

                                       OR

              [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ________ to ________

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq Stock Market on March 20, 1998, was approximately $126.2 million. (For the purposes of this computation, all directors, officers and 10% beneficial stockholders of the registrant are deemed to be affiliates.)

      As of March 20, 1998, 8,950,676 shares of Common Stock were outstanding.

                                                    TABLE OF CONTENTS

ITEM                                                                                                          PAGE
----                                                                                                          ----
                                                          PART I

ITEM 1.       BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

ITEM 2.       PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

ITEM 3.       LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

                                                         PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

                                                         PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

ITEM 11.      EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . . . .  34

                                                         PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

ITEM 1.  BUSINESS

GENERAL

      United Dental Care, Inc. ("UDC" or "the Company") is a managed dental benefits company that is licensed to operate prepaid dental plans in 29 states and, as of December 31, 1997, provided dental coverage to approximately 1,900,000 members. The Company offers a comprehensive range of dental plans capable of meeting the needs of employer groups of all sizes as well as individuals. UDC's prepaid dentist networks, as of December 31, 1997, consisted of approximately 6,700 general dentists as well as specialty dentists providing a broad range of dental services. The Company sells its services through multiple distribution channels, including independent brokers, third-party arrangements with HMOs and direct sales. In 1996, the Company entered into agreements to acquire five managed dental benefits companies and one dental referral plan company, all six companies having approximately 500,000 members in the aggregate. All the acquisitions were completed as of mid-1997.

      Managed dental benefits plans are usually offered as an alternative to traditional dental indemnity insurance, although the Company has the capability of offering dual choice plans that provide both prepaid and indemnity plans. Industry sources report that prepaid dental plans are typically priced 20% or more below comparable indemnity plans. Prepaid dental plans are offered by employers to employees, frequently on a voluntary participation basis with all or part of the premium being paid by the employee. At the time of enrollment, participating employees and dependents become members of the prepaid dental plan and, under most of the Company's plans, each member is entitled to select his or her own dentist from the dentist network. The Company pays the network dentist a fixed monthly amount, or capitation payment, for each member who selected that dentist, regardless of the services rendered in any particular month. In addition, the dentist is paid a separate fee, or copayment, by the member at the time of service for many of the dental services covered under the plan. Under the prepaid dental plans of the Company, the vast majority of all covered dental services are provided through these capitation arrangements, in which the Company bears little financial risk for either utilization levels or cost of services. Many of the Company's prepaid plans have a specialty care benefit which pays the dentist on a fee-for-service basis and is controlled by a specialty referral process.

THE MANAGED DENTAL BENEFITS INDUSTRY

Background

      According to the U.S. Office of National Health Statistics, total expenditures for dental care in the United States grew from approximately $14.4 billion in 1980 to approximately $47.6 billion in 1996. According to the American Dental Association, there were approximately 138,000 active licensed dentists engaged in private practice in the United States in 1991. The American Dental Association estimated that in 1993 approximately 68% of the nation's private dentists were in solo practice and approximately 20% were in two-person practices.

      Historically, payment for dental services has been on a fee-for-service basis. Under this system, the individual, or a dental indemnity insurance company, pays fees established by the dentist for the dental services provided by the dentist and the dentist has little incentive to control costs or minimize expenses. The charges for services generally vary widely among dentists. Since the individual pays all or a portion of the established fees, the individual may be reluctant to incur the costs of preventive dental care. In addition, the individual has limited access to information regarding cost and quality for use as a basis for selecting a dentist.

Dental Indemnity Insurance

      The number of individuals in the United States with dental benefits was estimated by the National Association of Dental Plans to be approximately 117 million in 1995, representing approximately 47% of the total United States population. Historically, dental coverage was not an employee benefit customarily provided by employers. The Company believes that dental benefits are a frequently requested employee benefit. In response to employee demand, employers have increasingly offered dental coverage to employees usually in the form of indemnity insurance. According to a 1993 survey performed by Foster Higgins, an employee benefits consulting firm, approximately 87% of employers with more than 200 employees, approximately 63% of employers with 50-199 employees and approximately 39% of employers with 10-49 employees offer dental coverage as an available employee benefit.

Dental coverage is typically offered as a separate benefit from medical coverage with the employer frequently paying none, or only a portion, of the premium for the dental coverage.

      Dental indemnity insurance is similar to medical indemnity insurance in that the individual or the employer pays a premium for the dental insurance coverage and the insurance company pays or reimburses the dentist in whole or in part for the charges for dental services. While dental indemnity insurance companies have utilized mechanisms to control costs such as limiting charges to reasonable and customary charges for the community in which the services are rendered and utilizing preferred providers with whom discounted fee schedules are negotiated, such mechanisms do not transfer significant risk to the dentist or provide significant incentives to the dentist to control costs or reduce fees or to the individual to utilize preventive dental services.

Managed Dental Benefits

      Increasing concern with the costs of health care, including dental care, has resulted in a greater willingness by employers and consumers to consider managed health care delivery systems. The Company believes that these alternate benefit plans are able to provide services, or benefits, at a lower cost, or premium, than fee-for-service alternatives.

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

      According to the National Association of Dental Plans, prepaid dental plans have grown from approximately 10.4 million covered members in 1991 to
20.7 million in 1995, an annual compounded growth rate of approximately 18.8%. The Company believes the relatively high growth rate for prepaid dental plans is attributable to: (i) the greater acceptance and utilization of managed care alternatives by employers and employees to reduce costs; (ii) the significant price advantage relative to indemnity plans; (iii) the cost effectiveness to employers of prepaid plans as an employee benefit; (iv) the growing acceptance of capitated dental plans by dentists, resulting in improved accessibility and convenience for members; and (v) the use of these plans by several state Medicaid programs. The number of people with dental benefits was estimated by the National Association of Dental Plans to be approximately 117 million in 1995, of which approximately 18% were covered under prepaid dental plans representing approximately 8% of the total United States population. The Company believes there is significant growth opportunity for the managed dental benefits industry.

      A prepaid dental plan pays a fixed monthly capitation payment to the network dentist who provides dental services as needed at either no cost to the member or at reduced fees (copayments) paid by the member. Consequently, the risk of high utilization is shifted to the dentist, although, generally, the dentist receives copayments for many covered services that are often greater than the direct costs of the dentist, reducing financial risk. The capitation method rewards efficient providers who stress routine, preventive care and control their fixed expenses. In comparison, under the traditional fee-for-service payment system, the risk of utilization is borne by the insurer or the consumer, with little incentive to the dentist to be an efficient provider. The Company believes that the ability of a managed dental benefits plan to volume purchase, shift risk to providers and manage both the costs and utilization of dental care typically results in premiums 40% or more below premiums for a traditional indemnity plan.

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

      According to the National Association of Dental Plans, the number of dentists affiliated with prepaid dental plans was approximately 28,000 in 1995, or approximately 19% of all active dentists. The Company believes that significant growth of prepaid dental plans will continue as a result of: (i) growing acceptance and participation in such plans by dentists; (ii) greater acceptance of such plans by consumers who are becoming increasingly aware of the price advantages, improved service and convenience offered by such plans; and (iii) recognition by employers that such plans can be used to provide important employee benefits at little or no cost to the employer. Consequently, the Company believes prepaid dental plans will be increasingly used to replace more expensive forms of dental coverage and provide dental coverage to greater portions of the population that presently have no dental coverage.

      The Company believes that the managed dental benefits industry has the potential for significant growth and is highly fragmented. The National Association of Dental Plans estimated that, during 1995, approximately 45% of its members operating prepaid dental plans were single-state companies. The Company believes that large, independent, managed dental benefits companies will have a greater opportunity to grow and expand because of growing interest in multi-state coverage by medium and large employers and increased use by medical HMOs that contract with large dental plans to provide dental coverage to the medical HMO members. The Company believes that large dental plans have the resources and systems required to satisfy the expectations of employers and the requirements of dentists and regulatory authorities while achieving financial economies of scale. The Company believes that the factors supporting the growth of large dental plans will give rise to consolidation opportunities.

BUSINESS STRATEGY

      The Company's goal is to be the leading dental benefits company in the United States with the ability to offer prepaid dental plans to employers of all sizes. The Company intends to maintain and develop a leadership position within each of its existing key markets and to strategically enter new markets that afford significant growth opportunities. At present, the Company is licensed to operate prepaid dental plans in 29 states. The Company believes that, as a large, multi-state managed dental benefits company with significant management depth and financial resources, it will have a competitive advantage over smaller and single-market companies in gaining market share and participating in the consolidation of the managed dental benefits industry. In order to implement its strategy, the Company will:

      Offer a Full Range of Comprehensive Dental Benefits Plans. One of the keys to the Company's success has been its ability to offer a broad range of prepaid and dual-choice dental plans providing different levels of dental coverage, including specialty care. The variety of its dental plans has enabled the Company to attract both small, single-market employers and large, multi-state employers as well as individuals. In addition, the Company has developed prepaid and dual-choice dental plans that may be offered in substantially all states where it is licensed so that large, multi-state employers can provide the same dental coverage to all of their employees.

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

      Utilize Multiple Distribution Channel Sales Efforts. The Company sells its dental plans to employers primarily through agents, brokers and benefit consultants. The Company employs a sales force of approximately 90 persons, 50 of whom focus on new group sales and 40 of whom are responsible for renewal sales. In addition, the Company sells to third- party medical HMOs that offer its prepaid dental plans as an additional benefit to members of the medical HMOs. The Company believes that its multiple distribution channel approach is a competitive advantage that provides the flexibility to meet the needs of the full spectrum of customers.

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

      Acquire Other Managed Dental Benefits Companies. The Company intends to continue acquisition efforts to enter target markets and to expand its market penetration in current markets. The acquisition of U.S. Dental Management, Inc. ("US Dental") in November 1995 resulted in approximately 165,000 additional members, and the acquisition of Associated Health Plans, Inc. ("AHP") in January 1996 resulted in approximately 220,000 additional members. In 1996, the Company entered into agreements to acquire five managed dental benefits companies and one dental referral plan having approximately 500,000 members in the aggregate. These acquisitions are as follows:

                                                                                                                      EFFECTIVE
                                                                      APPROXIMATE                 STATES OF            DATE OF
                                ACQUIRED COMPANY                       MEMBERSHIP             PREPAID OPERATION       OWNERSHIP
                                ----------------                       ----------             ------------------      ---------
                 Independent Dental Plans, Inc ("Independent")        10,000 (managed)             Michigan            10/01/96
                 Association Dental Plan, Inc. ("Association")        60,000 (referral)         Not applicable         10/01/96
                 OraCare DPO, Inc. ("OraCare") . . . . . . . .        150,000(managed)     New Jersey, Pennsylvania    11/01/96
                 Kansas City Dental Care, Inc. ("KCDC")  . . .        90,000 (managed)         Kansas, Missouri        11/01/96
                 United Dental Care, Inc. ("United") . . . . .        90,000 (managed)             Oklahoma            01/01/97
                 International Dental Plans, Inc. ("IDP")  . .        100,000(managed)             Florida             06/01/97

The Company currently has no agreement or understanding relating to any acquisition of other companies. (See Subsequent Event, No. 12 in the Notes to Consolidated Financial Statements.)

BENEFITS PLANS

Managed Dental Plans

      The Company offers a full spectrum of managed dental plans ("Plans") through numerous state-level subsidiaries. The Plans range from lower coverage, higher co-payment plans with low premiums to higher coverage, low co-payment plans with higher premiums.

      Under each of the Company's Plans, a premium is paid to the Company for the type of coverage selected, making the employee and each participating dependent a member of the Plan. Premium payments are made by the employer or by the employee (usually by payroll deduction) with respect to employer offered Plans or by the member directly. A significant portion of the Company's revenues are derived from Plans in which the member pays the entire premium. The remainder of the Plans are paid either entirely by the employer or partially by the employer with the member contributing the balance of the premium. Typically, the premiums charged are fixed for a 12-month contract, except for certain multiple year contracts that are subject to limitations on premium increases. Recently, the increase in the dental component of the Consumer Price Index has averaged approximately 6% per year. The Company estimates that its increases in premiums have averaged less than 3.5% per year and that the prepaid premiums charged by the Company are typically 40% or more below premiums for comparable indemnity dental plans. Consequently, the Company believes that it is able to offer Plans that are not only less expensive than the indemnity competition, but also have had lower increases than most dental costs and indemnity premiums.

      Many of the Company's Plans permit each member to select his or her own individual general dentist from the Company's dentist network at the time of enrollment. The Company intends to incorporate this flexibility into all its Plans. Each month, the Company pays a fixed payment, or capitation, to the member's general dentist regardless of which services are rendered in the month. In return for the capitation payment and the specified copayments, the general dentist agrees to provide all covered services for the member. The effect of this capitation structure is that the Company maintains a degree of risk relating to family size since premiums are structured on a tiered basis, generally not differentiating based on family size.

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

      Currently, the Company intends to offer its dual choice plans and its point of service plan as an enhancement to the marketing of its core business of prepaid dental benefits. As of December 31, 1997, the Company had approximately 90,000 indemnity members through its dual-choice plans.

Third Party Plans

      The Company offers customized plans and services through contractual arrangements with medical HMOs, including contracts under which the Company acts as a dental benefits subcontractor to HMOs that have contracted with state agencies to provide Medicaid benefits or that provide Medicare benefits. Under these arrangements, the Company often provides only preventive and diagnostic dental benefits but may also provide more comprehensive coverages, in each case either on a "private-label" basis or directly through the Company's Plans. As of December 31, 1997, the Company had 31 such arrangements, which accounted for approximately 26% of its membership and approximately 12% of its 1997 revenues. The Company believes its size and geographic scope give it a competitive advantage in developing additional third party HMO relationships.

Point of Service Plan

      The Company has developed a point of service plan ("POS") that provides members of the Company's prepaid dental plans the option of receiving dental services from dentists outside the Company's dentist network on an indemnity basis. The POS Plan allows the member to select the dentist of the member's choice each time services are obtained. Although the Company charges higher premiums under the POS Plan, the Company has somewhat greater risk exposure than under its managed dental benefit plans. As of December 31, 1997, the Company had approximately 81,000 POS members.

Dental Referral Plan

      Through its acquisition of Association Dental Plan, Inc., the Company offers a referral plan. This plan is currently delivered through a network of approximately 10,500 providers in 36 states. The referral plan contracts with the dentists to provide dental services to referral plan members at certain scheduled fee-for-service rates. No capitation payments are made to dentists. Members of the referral plan pay a fixed fee per month for the member's ability to access the Company's referral plan network. There are no claim forms or deductibles and no pre-authorization is required. The Company bears no financial risk or responsibility for dental services provided to members in conjunction with its referral product.

DENTIST NETWORKS

      The Company designs its Plans and capitation programs to create dentist networks of general and specialty dentists that the Company believes provide the quality of care and convenience needed to attract and retain members. The Company's strategy is to have one of the three largest dentist networks in each of its key markets. As of December 31, 1997, the Company had provider contracts with approximately 6,700 dentists. Included in this number are specialty dentists representing the specialties of endodontics, oral surgery, orthodontics, periodontics and pedodontics. Since specialty care is covered under many of the Company's Plans, the Company has a specialty care referral review program in order to manage the specialty care provided.

      The Company employs about 50 provider relations representatives, located in local offices situated in its key markets, who recruit general and specialty dentists, determine their qualifications for participation in the Company's network, provide administrative training to the dentist's office staff and assist the dentists with respect to participation in the Company's network. The Company also employs or contracts with regional dental directors. Collectively, the provider relations representatives and the dental directors are responsible for establishing and monitoring the Company's quality review efforts, including credentialing and re-credentialing for network participation, review of specialty referrals and utilization review.

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

      In connection with the OraCare acquisition, the Company acquired a dental management company that has entered into a management agreement with the OraCare dental professional association pursuant to which the management company will furnish the facilities and equipment and certain management services to the dental professional association. In combination, the dental management company and the dental professional association employed 144 employees at December 31, 1997, engaged in providing dental services to members of the general public and members of the Company's prepaid dental plans.

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

MARKETS AND OPERATIONS

      The Company currently is licensed to sell its prepaid dental plans in 29 states, and its indemnity plan in 28 states including an acquisition that was completed effective January 1, 1997, which added the state of Oklahoma where the Company is licensed to sell both prepaid and indemnity plans. As of December 31, 1997, approximately 79% of all UDC prepaid plan members were located in seven states: Arizona, Texas, New Jersey, Colorado, Florida, Missouri and Oklahoma. The following table shows the approximate number of managed benefits members, indemnity members, referral plan members and total members of the Company as of December 31, 1997.

                                                MANAGED
                                                BENEFITS          INDEMNITY             TOTAL
                 STATE                          MEMBERS           MEMBERS              MEMBERS
                 -----                         --------           --------             -------
Arizona . . . . . . . . . . . . . . .           408,485             7,860              416,345
Texas . . . . . . . . . . . . . . . .           309,789            19,879              329,668
New Jersey  . . . . . . . . . . . . .           175,885                --              175,885
Colorado  . . . . . . . . . . . . . .           166,611             9,113              175,724
Florida . . . . . . . . . . . . . . .           137,124                --              137,124
Missouri  . . . . . . . . . . . . . .           113,544             1,261              114,805
Oklahoma  . . . . . . . . . . . . . .           107,501             2,353              109,854
New Mexico  . . . . . . . . . . . . .            81,446             2,741               84,187
Ohio  . . . . . . . . . . . . . . . .            73,233             1,555               74,788
California  . . . . . . . . . . . . .            70,441            14,807               85,248
Washington  . . . . . . . . . . . . .            36,136             7,567               43,703
Utah  . . . . . . . . . . . . . . . .            30,447            12,688               43,135
Illinois  . . . . . . . . . . . . . .            22,539             7,632               30,171
Michigan  . . . . . . . . . . . . . .            16,181                --               16,181
Nevada  . . . . . . . . . . . . . . .            12,163               891               13,054
Oregon  . . . . . . . . . . . . . . .            11,640             1,635               13,275
Nebraska  . . . . . . . . . . . . . .            11,583                --               11,583
Other States  . . . . . . . . . . . .             5,209               456                5,665
Referral members  . . . . . . . . . .                --                --               84,689
                                              ---------           -------            ---------
     TOTALS                                   1,789,957            90,438            1,965,084
                                              =========           =======            =========


      The acquisition of US Dental added approximately 163,000 members located in four states where the Company already operated prepaid plans. The acquisition of AHP added approximately 220,000 members, all of whom were located in Arizona. The acquisition of Independent added approximately 10,000 members, all of whom were located in Michigan. The acquisition of Association added approximately 60,000 referral members spread across the United States. The acquisition of OraCare, effective November 1, 1996, added approximately 150,000 prepaid members in New Jersey and Pennsylvania. The KCDC acquisition, also effective November 1, 1996, added approximately 90,000 prepaid members in Kansas and Missouri. The United acquisition, effective January 1, 1997, added approximately 90,000 prepaid and indemnity members. The IDP acquisition, effective June 1, 1997, added approximately 100,000 prepaid members.

      The Company sells its Plans to small, single-market employers and large, multi-state employers, as well as to individuals. No single employer group accounted for more than 5.8% of the Company's revenues for the year ended December 31, 1997.

      The Company currently maintains its regional customer service centers in Phoenix, Arizona and Dallas, Texas. In addition, the Company maintains 28 local offices with group sales and service representatives and provider relations representatives in its key markets having a significant concentration of members.

SALES

      The Company sells its Plans primarily to employers through agents, brokers and benefit consultants. The Company employs a new group sales force of approximately 50 persons. The sales force primarily works with agents, brokers and consultants to gain new contracts with employer groups. Additionally, the new group sales force makes direct sales to medium and large employers who do not use benefits advisors. Approximately three-fourths of the Company's membership is the result of sales through brokers who receive commissions based on premiums received by the Company from such sales. In addition, the Company sells to medical HMOs to offer the Company's Plans as an additional benefit to HMO members. The Company believes its multiple distribution channel approach is a competitive advantage that provides the flexibility to meet the needs of the full spectrum of customers.

      The Company's direct sales representatives are compensated by a combination of base salary and commissions based upon membership growth. The Company has implemented a direct sales effort in all of its major markets.

      The Company has actively pursued alliances with HMOs to offer its Plans to HMO members either on a private label basis or as a separate benefit and currently has 31 such agreements in place. The Company believes that, as HMOs seek to differentiate their services, many will consider contracting for dental benefit plans and that the Company has a competitive advantage in arranging alliances with HMOs as a result of the Company's experience, size and geographic scope.

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

CUSTOMER SERVICE

      At December 31, 1997, the Company employed 107 group sales and service representatives, 53 provider relations representatives and 83 customer service representatives with primary responsibility to service the needs of its groups and brokers, general and specialty network dentists and members, respectively. The Company's group sales and service representatives and provider relations representatives are based at the local market level, while the Company's customer service representatives are located at two regional customer service centers in Arizona and Texas. Inquiries or complaints from members are handled over the telephone via 800-telephone numbers by the regional customer service representatives who provide consistent, responsive and efficient member services. The Company believes this integrated approach enables it to respond quickly and personally to group, broker and dentist issues where direct interaction is critical.

MANAGEMENT INFORMATION SYSTEMS

      Most administrative, accounting, finance and information services are provided from the Company's administrative offices in Dallas, Texas. The Company maintains certain financial and administrative functions in California and in the non-integrated acquisitions. The Company believes that, in the managed dental benefits industry, an advanced information system can be a significant competitive advantage. Accordingly, in 1995, the Company entered into a contract to acquire an advanced software program specifically designed for the managed dental benefits industry and, subsequently, has acquired the necessary hardware to fully utilize such software. The Company believes its new information system will significantly enhance the Company's capabilities to provide customer service, analyze provider utilization, create opportunities to take advantage of market conditions and support new product development.

      All of the Company's business is in the process of being converted to the new information system. The conversion of the internally developed systems formerly in use by International Dental Health, Inc. ("IDH") and AHP prior to their respective acquisitions by the Company has been completed. The Company's internally developed system and the systems used by other acquired entities are in the process of being converted. Until the conversion is completed, the Company believes its system and the systems of the acquired entities are adequate for the Company's current needs. The Company expects that all of these systems will be fully converted to the new system by the end of 1998.

      The Company has an administrative services agreement with R. E. Harrington, Inc. ("Harrington") pursuant to which Harrington provides indemnity claim administrative services to the Company. The Company pays Harrington 5.5% of all claims paid by Harrington, which percentage may be reduced if Harrington does not meet performance guarantees. The term of this agreement is from January 1, 1997 to December 31, 1999, but the Company may terminate the contract with 90-day advance written notice and the payment of a contractual penalty.

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

      The consideration given by the Company in connection with the US Dental acquisition was $12.6 million, which included the present value of amounts payable under consulting agreements and non-competition agreements entered into with each of the two former stockholders of US Dental. Each consulting agreement has a term of 50 months and provides for $522,264 in the aggregate to be paid in 48 equal monthly installments commencing the third month after the closing. Each non-competition agreement has a three-year term and provides for $55,991 in the aggregate to be paid in 36 equal monthly installments commencing the month of closing. In addition, at closing, US Dental paid in full loans owed to the two former stockholders of US Dental in the aggregate principal amount of $200,000 and a bank loan in the principal amount of $50,000. Approximately $10.3 million of the purchase price was in the form of a promissory note due January 18, 1996.

      In allocating, for financial statement purposes, the consideration to be paid by it in connection with the US Dental acquisition, the Company applied the same principles that it applied in previous acquisitions. Approximately $11.7 million of such consideration was allocated to goodwill, approximately $0.2 million was allocated to the non-competition and consulting agreements and the balance of such consideration was allocated to tangible assets. No portion of such consideration was allocated to other intangibles such as the dentist networks and subscriber contracts.

ASSOCIATED ACQUISITION

      The Company executed a definitive stock purchase agreement dated December 14, 1995, to acquire Associated Health Plans, Inc. ("AHP"), a managed dental benefits company, and Associated Companies, Inc. ("ACI"), the management company for AHP (collectively "Associated"). The acquisition became effective as of the close of business on January 31, 1996.

      Associated, headquartered in Tucson, Arizona, operated managed dental benefit plans in Arizona, providing dental benefits to over 220,000 members. AHP had revenues of approximately $14.2 million and $12.6 million for the years ended December 31, 1995 and 1994, respectively.

      The consideration given by the Company in connection with the Associated acquisition was $18.5 million, which included the present value of amounts payable under non-competition agreements and other arrangements entered into with four former shareholders of Associated which have up to four-year terms payable as services are rendered, commencing February 1996.

      In allocating, for financial statement purposes, the consideration to be paid by it in connection with the Associated acquisition, the Company will apply the same principles that it applied in previous acquisitions. Approximately $17.6 million of such consideration was allocated to goodwill, approximately $0.6 million was allocated to the non-competition agreements and the balance of such consideration was allocated to tangible assets.

INDEPENDENT ACQUISITION

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

      The OraCare entities had combined revenues of $9.2 million and $7.6 million for the years ended December 31, 1995 and 1994, respectively, and $12.0 million for the nine months ended September 30, 1996. The consideration paid by the Company in connection with the OraCare acquisition was $30.5 million plus certain contingent payments up to a maximum aggregate amount of $6.0 million based on the financial performance of the Company in the states of New Jersey and Pennsylvania in 1997 and 1998. Approximately $31.5 million of the initial consideration in the OraCare acquisition was allocated to goodwill for financial statement purposes. Approximately $24.9 million of the purchase price was in the form of a promissory note due January 2, 1997. This promissory note was paid in full in January 1997.

      In response to certain regulations in New Jersey, the capital stock of the OraCare dental professional association ("OraCare PA") was acquired by a licensed New Jersey dentist designated by the Company. The laws of New Jersey where the dental clinics are located prohibit dentists from sharing fees with non-dentists and prohibits non-dentist entities from practicing dentistry. Although the Company believes the operations of the dental management company are and will be in material compliance with existing applicable laws, the structure of the management relationship between the Company and the dentist has not been the subject of any state regulatory interpretations. Prior to this acquisition, the Company had not previously engaged in the dental practice management business.

      Because of corporate practice of medicine laws in the state of New Jersey, where OraCare operates, the Company does not own the OraCare PA, but, instead, has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the owner of the OraCare PA's capital stock at a nominal cost ("Nominee Arrangement"). In addition, the Company has entered into an exclusive long-term management service agreement with the OraCare PA. Through this agreement, the Company has exclusive authority over decision making relating to all major ongoing operations of the OraCare PA with the exception of the professional aspects of the practice of dentistry as required by New Jersey state law. Under the management service agreement, the Company establishes annual operating and capital budgets for the OraCare PA and compensation guidelines for the licensed dental professionals. The management service agreement has an initial term of ten years with options for additional ten-year terms thereafter. Management fees are based upon billings of the affiliated practice less the amounts necessary to pay professional compensation and other professional expenses, and these fees are meant to compensate the Company for expenses incurred in providing covered services plus all profits and losses. The Company's financial interest in the OraCare PA is unilaterally saleable and transferable by the Company and fluctuates based upon the actual performance of the operations of the OraCare PA.

      Through the Nominee Arrangement, the Company has a significant long-term financial interest in the OraCare PA and, therefore, according to Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other entities with Contractual Management Arrangements," must consolidate the results of the OraCare PA with those of the Company. Because the Company must present consolidated financial statements, net patient service revenues are presented in the accompanying statement of operations.

KANSAS CITY DENTAL CARE ACQUISITION

      On September 11, 1996, the Company entered into an agreement to acquire Kansas City Dental Care, Inc. ("KCDC"), which operates prepaid dental plans in Missouri and Kansas having approximately 90,000 members in the aggregate. KCDC had revenues of approximately $8.4 million for the year ended December 31, 1995 and approximately $7.2 million for the nine months ended September 30, 1996. The consideration paid by the Company in connection with the KCDC acquisition is $12.5 million plus a contingent payment up to a maximum of $2.0 million based on the financial performance of the Company in the states of Missouri and Kansas in the second year after completion of the acquisition. The acquisition became effective November 1, 1996. In 1997, the Company paid $625,000 of contingent payments in connection with the acquisition agreement. Approximately $13.3 million of the consideration paid in the KCDC acquisition was allocated to goodwill for financial statement purposes. In connection with the KCDC acquisition, the Company entered into three-year employment agreements with two management officers of KCDC, one of whom was a stockholder and officer of KCDC and the other of whom was the current chief executive officer (and stock option holder) of KCDC. The company previously operated prepaid dental plans in both states.

UICI ACQUISITIONS

      On September 10, 1996, the Company entered into definitive agreements to acquire the following companies, one of which was wholly owned by UICI, formerly known as United Insurance Companies, Inc., and one of which was majority owned by UICI: (i) United Dental Care, Inc. ("United") which, through an indemnity insurance subsidiary, operates a prepaid dental plan in Oklahoma having approximately 90,000 members; and (ii) International Dental Plans, Inc. ("IDP"), which operates a prepaid dental plan in Florida having approximately 100,000 members. On the same date, the Company agreed to acquire Association Dental Plan, Inc. ("Association"), a wholly owned subsidiary of UICI that operates a multi-state dental referral plan having approximately 60,000 members. United, IDP and Association had combined revenues of approximately $16.6 million for the year ended December 31, 1995 and $13.1 million for the nine months ended September 30, 1996. The acquisition of Association was completed effective October 1, 1996, the acquisition of United became effective January 1, 1997 and the acquisition of IDP became effective June 1, 1997.

      The consideration paid by the Company in connection with the UICI acquisition was approximately $15.8 million. In connection with the United acquisition, the Company entered into four-year employment agreements with two employees of United.

ASSOCIATION ACQUISITION

      On October 1, 1996, the Company completed the acquisition of all the outstanding common stock of Association Dental Plan, Inc. ("Association") for $3.2 million in cash. In the Association acquisition, the Company and two marketing entities affiliated with UICI having approximately 5,000 dedicated agents entered into a marketing agreement pursuant to which such agents will market a multi-state dental referral plan having approximately 80,000 members. Approximately $3.5 million of the initial consideration in the Association acquisition was allocated to goodwill for financial statement purposes.

UNITED ACQUISITION

      Effective January 1, 1997, the Company completed the acquisition of all of the outstanding common stock of United Dental Care, Inc., an Oklahoma corporation, ("United") for $7.6 million in cash at closing, financed through internal funds.

      The acquisition has been accounted for as a purchase and the net assets and results of operations of United have been included in the Company's consolidated financial statements beginning January 1, 1997. The purchase price has been allocated to assets and liabilities of United based on their estimated respective fair values. The purchase price exceeded the fair value of United's assets by $5.6 million, all of which was recorded as goodwill. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. As of the purchase date, an additional liability was accrued in the amount of $525,000 for the termination or relocation of employees and other exit costs of the acquired company.

INTERNATIONAL DENTAL PLANS ACQUISITION

      Effective June 1, 1997, the Company completed the acquisition of all the common stock of International Dental Plans, Inc. ("IDP") for $5.0 million in cash at closing, financed through internal funds.

      The acquisition has been accounted for as a purchase and the net assets and results of operations of IDP have been included in the Company's consolidated financial statements beginning June 1, 1997. The purchase price has been allocated to assets and liabilities of IDP based on their estimated respective fair values. The purchase price exceeded the fair value of IDP's assets by $4.7, million all of which was recorded as goodwill. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $1.8 million and $1.0 million, respectively. As of the purchase date, an additional liability was accrued in the amount of $525,000 for the termination or relocation of employees and other exit costs of the acquired company.

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

      In December 1992, the National Association of Insurance Commissioners approved risk-based capital ("RBC") standards for life and/or health insurance companies, as well as a Model Act (the "RBC Model Act") to apply to such standards at the state level. The RBC Model Act requires an insurance company to submit an annual RBC report which compares its total adjusted capital with its risk-based capital as calculated by an RBC formula which takes into account the risk characteristics of the company's investments and products. The RBC formula includes capital requirements for four categories or risk: asset risk, insurance risk, interest rate risk and business risk, with capital requirements increasing for higher levels of risk. There are four levels of progressively more intense regulatory action against insurance companies whose total adjusted capital does not meet the RBC standards, starting with the company being required to submit a plan to improve its capitalization and ending with the state insurance department placing the company under regulatory control. The State of Arizona adopted the RBC Model Act effective January 1, 1996. At December 31, 1997, UDCIC's total adjusted capital was $5.8 million, or 128.0%, of the "company action level" of the RBC standard of $4.5 million. If the capital and surplus of UDCIC do not exceed the "company action level" at December 31, 1998, UDCIC will be required to submit a business plan to the state regulators. The Company does not believe that compliance with the RBC standards will adversely affect the Company's business since the Company estimates that UDCIC will be able to satisfy such standards without the need for significant capital contributions by the Company. In addition, the Company does not consider that compliance with the RBC standards will adversely affect the ability of the Company to meet its anticipated operating cash requirements.

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

EMPLOYEES

      At December 31, 1997, the Company employed approximately 660 employees, of which about 100 were sales personnel, 80 were customer service personnel, 60 were group sales and service representatives, 60 were provider relations personnel, 210 were administrative personnel and 150 were part of the dental professional association and the dental management company in New Jersey. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

ITEM 2.  PROPERTIES

      The Company leases 45,889 square feet of office space for its corporate offices in Dallas, Texas under a lease expiring March 31, 2002. In addition, the Company leases an aggregate of approximately 97,066 square feet of space for its other regional and local offices with lease terms expiring at various times through July 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is, and may be in the future, party to litigation arising in the ordinary course of its business. The Company carries insurance protecting it against liability arising out of, among other things, the provision of dental care services by contracting dentists, who are not employees or agents of the Company. Claims against the Company arising out of the provision of dental care services by contracting dentists historically have been rare, but there can be no assurance that the Company will not become involved in such litigation or otherwise become subject to claims relating to its contracting dentists in the future. While the Company has no significant pending claims, there can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities arising out of such claims or that any such claims will be covered by the Company's insurance. The Company is not currently aware of any claims which are not covered by insurance and which may have a material adverse impact upon the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of 1997.

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


                                                 COMMON STOCK CLOSING PRICE
                                                 ---------------------------
               TIME PERIOD                           HIGH           LOW
               -----------                           ----           ---
January 1 - March 31, 1996 ......................  $  43.750     $  34.250
April 1 - June 30, 1996 .........................  $  44.250     $  37.250
July 1 - September 30, 1996 .....................  $  45.750     $  32.750
October 1 - December 31, 1996 ...................  $  36.250     $  25.000
January 1 - March 31, 1997 ......................  $  30.625     $  27.000
April 1 - June 30, 1997 .........................  $  28.125     $  14.375
July 1 - September 30, 1997 .....................  $  18.375     $  14.375
October 1 - December 31,1997 ....................  $  15.500     $  10.625

      The last reported sale price per share of common stock as reported by the Nasdaq National Market on March 20, 1998 was $17.6875. As of the date of this report, the Company had 8,950,676 shares of common stock outstanding. As of March 20, 1998, the Company estimates that there were approximately 1,900 owners of the Company's common stock, including approximately 200 holders of record and approximately 1,700 persons or entities that hold common stock in nominee name.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The Company's selected financial data presented below for the years ended December 31, 1995, 1996 and 1997 and at December 31, 1996 and 1997, are derived from the audited consolidated financial statements of the Company. The selected financial data presented below for the Company for each of the years ended December 31, 1993 and 1994 and at December 31, 1993, 1994 and 1995 are derived from the audited consolidated financial statements of the Company not included herein. This data is not necessarily indicative of the Company's future performance. The selected financial data (in thousands, except for per share data) set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the related Notes thereto included herein:

                                                                             Year Ended December 31,
                                                                --------------------------------------------------
                                                                 1993      1994(1)    1995(2)    1996(3)   1997 (4)
                                                                -------   -------    -------    -------   --------
      STATEMENT OF OPERATIONS DATA:
         Revenues:
          Managed benefits  . . . . . . . . . . . . . . . . .   $16,805   $31,683    $62,004    $96,786   $150,951
          Indemnity . . . . . . . . . . . . . . . . . . . . .        --     5,514     16,622     15,143     18,157
          Dental centers. . . . . . . . . . . . . . . . . . .        --        --         --        820      4,857
          Interest  . . . . . . . . . . . . . . . . . . . . .       173       178        603        899        704
                                                                -------   -------    -------    -------   --------
               Total revenues . . . . . . . . . . . . . . . .    16,978    37,375     79,229    113,648    174,699
        Dental services expense:
          Managed benefits  . . . . . . . . . . . . . . . . .     7,283    15,559     33,068     56,845     97,324
          Indemnity . . . . . . . . . . . . . . . . . . . . .        --     4,567     13,682     10,590     18,504
          Dental centers  . . . . . . . . . . . . . . . . . .        --        --         --        216      7,805
                                                                -------   -------    -------    -------   --------
                Total dental services expense                     7,283    20,126     46,750     67,651    123,633

        Sales and marketing . . . . . . . . . . . . . . . . .     3,025     5,756      9,637     12,587     18,847
        General and administrative  . . . . . . . . . . . . .     3,632     7,062     14,785     18,612     29,932
        Depreciation and amortization . . . . . . . . . . . .       159       541      1,190      2,267      5,050
        Acquisition-related expenses  . . . . . . . . . . . .        --       178         --         --         --
        Interest expense  . . . . . . . . . . . . . . . . . .        --       360      1,005        536        571
                                                                -------   -------    -------    -------   --------
                Total expenses                                   14,099    34,023     73,367    101,653    178,033
        Income (loss) before provision for federal
         income taxes, cumulative effect of a change
         in accounting principle and extraordinary
         charge . . . . . . . . . . . . . . . . . . . . . . .     2,879     3,352      5,862     11,995     (3,334)
        Provision (benefit) for federal income taxes                934     1,256      2,131      4,438       (487)
                                                                -------   -------    -------    -------   --------
        Net income (loss) before cumulative effect of
         a change in accounting principle and
         extraordinary charge . . . . . . . . . . . . . . . .     1,945     2,096      3,731      7,557     (2,847)
        Cumulative effect of a change in accounting
         principle  . . . . . . . . . . . . . . . . . . . . .        44        --         --         --         --
        Extraordinary charge  . . . . . . . . . . . . . . . .        --        --        142         --         --
                                                                -------   -------    -------    -------   --------
        Net income (loss) before preferred dividends. . . . .   $ 1,901   $ 2,096    $ 3,589    $ 7,557   $ (2,847)
                                                                =======   =======    =======    =======   ========
      PER SHARE AMOUNTS:
        Net income (loss) before extraordinary charge
          Basic . . . . . . . . . . . . . . . . . . . . . . .   $  0.52   $  0.51    $  0.74    $  1.04   $  (0.32)
          Diluted . . . . . . . . . . . . . . . . . . . . . .   $  0.40   $  0.44    $  0.68    $  1.00   $  (0.32)

         Extraordinary charge per share, net of tax
          Basic . . . . . . . . . . . . . . . . . . . . . . .        --        --    $ (0.03)        --         --
          Diluted . . . . . . . . . . . . . . . . . . . . . .        --        --    $ (0.03)        --         --

        Net income (loss) per common share
          Basic . . . . . . . . . . . . . . . . . . . . . . .   $  0.52   $  0.51    $  0.71    $  1.04   $  (0.32)
          Diluted . . . . . . . . . . . . . . . . . . . . . .   $  0.40   $  0.44    $  0.66    $  1.00   $  (0.32)

      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (000s)
        Basic . . . . . . . . . . . . . . . . . . . . . . . .     3,645     4,126      5,051      7,256      8,935
        Diluted . . . . . . . . . . . . . . . . . . . . . . .     4,662     4,717      5,449      7,543      8,935


                                                                 1993      1994       1995       1996       1997
                                                                -------   -------    -------    -------   --------
      Balance Sheet Data:
         Working capital. . . . . . . . . . . . . . . . . . .   $ 3,907   $ 1,365    $30,892    $25,420   $  3,288
         Total assets . . . . . . . . . . . . . . . . . . . .     7,283    31,404     86,588    165,672    151,440
         Total debt including current portion . . . . . . . .      ----    14,558     15,182     28,948      9,384
         Stockholders' equity . . . . . . . . . . . . . . . .     6,730     8,947     61,600    125,495    123,048

------------------------
(1) Results of operations for IDH after August 31, 1994 are included in historical results of operations for the Company on a consolidated basis for the years ended December 31, 1994, 1995, 1996 and 1997. See the Company's Consolidated Financial Statements and the Notes thereto.
(2) Results of operations for US Dental after October 31, 1995 are included in historical results of operations for the Company on a consolidated basis for the years ended December 31, 1995, 1996 and 1997. See the Company's Consolidated Financial Statements and the Notes thereto.
(3) Results of operations for AHP after January 31, 1996, Independent and Association after September 30, 1996 and for KCDC and OraCare after October 31, 1996 are included in historical results of operations for the Company on a consolidated basis for the years ended December 31, 1996 and 1997.
    See the Company's Consolidated Financial Statements and the Notes thereto.
(4) Results of operations for United after December 31, 1996 and for IDP after May 31, 1997 are included in historical results of operations for the year ended December 31, 1997. See the company's Consolidated Financial statements and the Notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, (the "Commission"), press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate,""project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Such statements involve risks, uncertainties and other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking Statements. Certain risks, uncertainties and other factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including forms 8-K, 10-Q and 10-K, and include, among others, the following: heightened competition, including specifically the intensification of price competition; adverse state and federal legislation and regulation; loss of key executives; the ability to attract and retain qualified dentists for the Company's networks; general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; demographic changes; customer service, adverse publicity, fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the entry of new competitors and the development of new products or services by new and existing competitors; failure to obtain new customers or failure to retain existing customers; inability to carry out marketing and sales plans; the loss of significant suppliers, business disruptions; changes in business strategy or development plans; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report may include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. These forward looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results.

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

      The Company's revenues consist primarily of managed benefits premiums for the prepaid dental plans offered by the Company, such premiums representing 85.1% and 86.4% of total revenues for the years ended December 31, 1997 and 1996, respectively. A secondary source of revenue (representing 13.3% and 10.4% of total revenues for the years ended December 31, 1996 and 1997, respectively) is the indemnity premiums received by a subsidiary of the Company in connection with dual choice plans and individual policies offered by the Company. Dual choice plans permit members to select between the Company's prepaid dental plans and traditional dental indemnity insurance. The dental indemnity insurance subsidiary was acquired effective September 1, 1994, so the Company had no revenue from this source prior to that date.

      The Company's premium revenues increased from $13.9 million for the year ended December 31, 1992 to $169.1 million for the year ended December 31, 1997, a compound annual growth rate of 64.8%. The increase is primarily related to the growth in the number of members, both from internal growth and from acquisitions, and secondarily due to premium rate increases. IDH had approximately 370,000 prepaid members and 90,000 indemnity members when it was acquired by the Company effective September 1, 1994. The Company had approximately 267,000 prepaid members at that date. Subsequent acquisitions added the following membership:

                                                     APPROXIMATE
                                                      PREPAID
                     ACQUISITION                     MEMBERSHIP           EFFECTIVE DATE
                     -----------                     ----------            --------------
        US Dental . . . . . . . . . . . . . .          165,000              11/01/95
        AHP . . . . . . . . . . . . . . . . .          220,000              02/01/96
        Independent . . . . . . . . . . . . .           10,000              10/01/96
        Association . . . . . . . . . . . . .           60,000              10/01/96
        OraCare . . . . . . . . . . . . . . .          150,000              11/01/96
        KCDC  . . . . . . . . . . . . . . . .           90,000              11/01/96
        United  . . . . . . . . . . . . . . .           90,000              01/01/97
        IDP . . . . . . . . . . . . . . . . .          100,000              06/01/97

      The Company estimates that premium rate increases have generally averaged about 3.5% per year during the five-year period ended December 31, 1997.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentages of revenues represented by certain items reflected in the Company's consolidated statements of operations.


                                                                  YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           1995         1996          1997
                                                         ------       ------        ------
Revenues:
    Managed benefits ..............................        78.2%        85.1%         86.4%
    Indemnity .....................................        21.0         13.3          10.4
    Dental centers ................................          --          1.4           5.5
       Less:  intercompany ........................          --         (0.6)         (2.7)
    Interest ......................................         0.8          0.8           0.4
                                                         ------       ------        ------
           Total revenues .........................       100.0%       100.0%        100.0%
                                                         ------       ------        ------

Expenses:
 Dental services:
    Managed benefits ..............................        41.7%        50.6%         58.4%
       Less:  intercompany ........................          --         (0.6)         (2.7)
    Indemnity .....................................        17.3          9.3          10.6
    Dental centers ................................          --          0.2           4.5
                                                         ------       ------        ------
            Subtotal ..............................        59.0         59.5          70.8
                                                         ------       ------        ------

    Gross margin ..................................        41.0         40.5          29.2

    Sales and marketing expenses ..................        12.2         11.1          10.8
    General and administrative expenses ...........        18.7         16.4          17.1
    Depreciation and amortization .................         1.5          2.0           2.9
    Acquisition-related expenses ..................          --           --            --
    Interest expense ..............................         1.2          0.5           0.3
                                                         ------       ------        ------
            Total expenses ........................        92.6         89.5         101.9
                                                         ------       ------        ------

Net income (loss) before provision for income taxes
    and extraordinary charge ......................         7.4         10.5          (1.9)
Provision (benefit) for income taxes ..............         2.7          3.9          (0.3)
                                                         ------       ------        ------

Net income (loss) before extraordinary charge .....         4.7          6.6          (1.6)
Extraordinary charge ..............................         0.2           --            --
                                                         ------       ------        ------
Net income (loss) .................................         4.5%         6.6%         (1.6)%
                                                         ======       ======        ======

YEARS ENDED DECEMBER 31, 1997 AND 1996

    Revenues. Revenues increased by $61.1 million or 53.7%, to $174.7 million in 1997 from $113.6 million in 1996. Of this increase, $58.5 million, or 95.8% was attributable to the operations added through the acquisition of US Dental, AHP, Association, Independent, KCDC, OraCare, United and International. Revenues increased to $116.2 million in 1997 from $93.4 million in 1996 in markets where the Company had operations in both periods. This increase was primarily a result of an increase in the number of members and, to a lesser extent, to premium rate increases. During the year, members increased from 1,729,291 at December 31, 1996 to 1,965,084 at December 31, 1997.

    In the third quarter of 1997, the Company recorded an increase of $4.5 million in the reserve for estimated uncollectible premiums receivable due to the availability of additional information regarding the collectibility of certain receivables. This cost has been reported as a reduction in the dental services revenue for the year and as a reduction of net premiums receivable as of December 31, 1997.

    Dental Services. Dental services expense increased by $56.0 million, or 82.8%, to $123.6 million in 1997 from $67.6 million in 1996. Dental services expense as a percentage of total revenues increased to 70.8% in 1997 from 59.5% in 1996. Dental services expense for the Company's managed benefits plans, which consist primarily of capitation payments to general dentists, increased to 67.6% of managed benefits revenues in 1997, from 59.5% in 1996. Dental services expense as a percentage of total revenues was higher in 1997 than 1996 due primarily to (i) higher dental services expense on the Company's fee-for-service products, consisting of indemnity and point-of-service,

(ii) the $4.2 million charge recorded in the second quarter of 1997 related to losses associated with the two contracts related to the Company's Arizona Medicaid membership and (iii) the $5.4 million increase in the reserve for estimated uncollectible premiums receivable recorded in the second and third quarters of 1997. Generally, it is management's intention to continue to increase premiums in all markets over the next several years, as market conditions permit, thereby increasing revenues. In most markets, amounts paid to general dentists through capitation payments will also be increased somewhat to maintain the Company's competitive position and to improve the economics for managed care general dentists. The dental services expense ratio for the Company's fee-for-service products (indemnity and point-of-service) was 98.6% for 1997, as compared to 69.9% for 1996, due to a higher level of claims payments and the $1.9 million addition in reserves charged in the second quarter of 1997.

      Sales and Marketing. Sales and marketing expenses increased $6.2 million, or 49.2%, to $18.8 million in 1997 from $12.6 million in 1996. Sales and marketing expenses as a percentage of revenues declined to 10.8% in 1997 from 11.1% in 1996. A portion of the sales and marketing costs, such as base salaries of field sales personnel and office rents, are fixed so that the expenses as a percentage of revenues decline as revenues increase.

      General and Administrative. General and administrative expenses increased $11.3 million, or 60.8%, to $29.9 million in 1997 from $18.6 million in 1996. The increase in general and administrative expenses as a percentage of revenues to 17.1% in 1997 from 16.4% in 1996 was primarily attributable to an increase in salaries and benefits of additional administrative personnel and certain one-time consulting fees incurred during the year. The Company substantially increased such staffing and related expenses through the acquisitions completed within the last year. Until the systems of the acquired entities are fully integrated, the Company will not be able to achieve significant administrative cost reduction. In addition, costs associated with the payment of fee-for-service claims are greater in 1997 due to the larger volume of claims paid relative to revenues during the period as well as an increase in the percentage fee paid to the third-party administrator.

      Depreciation and Amortization. Depreciation and amortization expenses increased $2.8 million, or 121.0% to $5.1 million in 1997 from $2.3 million in 1996. This increase was the result of amortization of the goodwill and the consulting and non-competition agreements attributable to the acquisitions of Associated, Independent, Association, KCDC, OraCare, United and International and depreciation related to the Company's new computer system.

      Interest. Interest expense increased to $0.6 million in 1997 from $0.5 million in 1996. The $0.1 million increase was entirely attributable to the imputed interest on the Agreements incurred to finance the IDH, US Dental and AHP acquisitions and the interest on borrowings under the revolving credit facility. The weighted average interest rate for 1997 was 9.4% which includes commitment fees and fees related to letters of credit.

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

      Interest. Interest expense decreased to $0.5 million in 1996 from $1.0 in 1995. The $0.5 million was entirely attributable to the imputed interest on the Agreements incurred to finance the IDH, US Dental and AHP acquisitions and the interest on the OraCare Promissory Note. The weighted average interest rates on the Agreements and the OraCare Promissory Note during 1996 were 7.9% and 4.8%, respectively. The weighted average interest rate on the Agreements includes the effects of the fees for the related letters of credit.

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

      In October 1996, the Company completed a public offering of 2,000,000 shares of its common stock for $30.00 per share (the "1996 Offering"), resulting in net proceeds of $56.2 million. The Company used a portion of the proceeds to complete the acquisitions of Independent, Association, OraCare and KCDC in 1996 and of United and IDP in 1997.

      The Company's historical operating cash requirements have been met through cash provided by operations. However, net cash used in operating activities was $1.3 million for the year ended December 31, 1997. The increased use of cash for operating activities in 1997 was a result of reduced net income due to the losses incurred with the Arizona Medicaid contract, the need to increase the indemnity and POS reserves and the writeoff of uncollectible receivables. Additionally, at December 31, 1997, the Company had approximately $1.8 million of income taxes receivable related to current year losses and overpayments of estimated federal income taxes.

      On September 22, 1997, the Company borrowed $1,630,000 and on September 29, 1997 it borrowed an additional $5,000,000 against the revolving credit facility. The majority of these funds were used to increase the capital surplus at the Company's Arizona indemnity subsidiary, United Dental Care Insurance Company. The revolving credit facility balance was outstanding at December 31, 1997.

      The Company's primary cash need is for capital expenditures and debt service on the Agreements and bank loans. The principal amount of the outstanding indebtedness of the Company at December 31, 1997 was $9.4 million, consisting of $6.6 million outstanding balance under the revolving credit facility and the liability for the Agreements of $2.8 million. The IDH Agreements require a payment of $0.8 million each year. The US Dental Agreements require monthly payments totaling $0.3 million per year. The AHP agreements require monthly payments totaling $0.2 million per year. The OraCare capital leases require payments of $0.2 million over the next four years.

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

      On June 29, 1997, the Company signed the first amendment to the revolving credit facility. The first amendment modified the Minimum Liquidity Coverage Ratio covenant and allowed the Company to repurchase outstanding shares of its capital stock. The amendment also allowed the Company to exceed the capital expenditure limit for 1997 only. On February 20, 1998, the Company executed the second amendment to the revolving credit facility. The second amendment increased the limit for capital expenditures and working capital not to exceed $15,000,000 in the aggregate at any one time. Additionally, the second amendment provided for certain changes in the financial covenants increasing the availability of advances to the Company. Approximately $8.4 million remained available for working capital and capital expenditures under the revolving credit facility at December 31, 1997.

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

      Capital expenditures were approximately $7.5 million during the year ended December 31, 1997 and $4.5 million in the year ended December 31, 1996. Such expenditures in 1997 primarily consisted of the capitalized costs related to the new information system, expected to be completed in 1998. In June 1995, the Company entered into a contract to acquire a new information system to replace its existing system. The capital cost of the conversion of all current systems is expected to be approximately $10.2 million, of which $8.8 million had been incurred by December 31, 1997. This capital cost includes the capitalization of certain direct internal costs associated with the new system in addition to external costs such as consulting fees and hardware and software expenditures.

      Management believes that cash flow generated by operations will be sufficient to fund the Company's normal working capital needs and capital expenditures (other than any acquisitions) for at least the next twelve months because the Company's operations are not capital intensive (with exception of the funding of the information system).

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

YEAR 2000

      The Company has reviewed its computer software and hardware for any issues that may occur as a result of the arrival of the year 2000 and has determined that none of its software and hardware require a material expenditure of funds or effort in order to continue functioning properly beyond the year 2000. As discussed above, the Company currently relies upon Harrington as a third-party administrator for the provision of indemnity claims administrative services to the Company. While the Company has received assurances from Harrington that such systems will be modified, at Harrington's expense, before the year 2000 in order to continue functioning properly, there is no assurance that this goal will be achieved, and, while no costs to the Company are expected to arise, costs resulting from any operational difficulties of Harrington or resulting from the Company's change of vendors for this service could nevertheless arise and such amounts could be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and supplementary data are set forth herein commencing on page F-1 of this Form 10-K. See Item 14 for the list of documents filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                                                      DIRECTOR OR OFFICER
 NAME                          AGE              TITLE                                   SINCE
 ----                          ---              -----                           -------------------
William H. Wilcox              45     President, Chief Executive Officer          May 1996
                                      and Director
John W. McCarty                42     Senior Vice President, Chief Financial      November 1997
                                      Officer, Secretary and Treasurer
Peter R. Barnett               46     Senior Vice President, Chief Operations     January 1995
                                      Officer
Jack R. Anderson               73     Chairman of the Board of Directors          December 1985
George E. Bello                62     Director                                    December 1995
James E. Buncher               61     Director                                    February 1996
William H. Longfield           59     Director                                    January 1986
Robert J. Nettinga             47     Director                                    September 1994
James Ken Newman               54     Director                                    January 1986
Donald E. Steen                51     Director                                    May 1996


      WILLIAM H. WILCOX has been the President, Chief Executive Officer and a director of the Company since May 1996. From September 1995 to May 1996, Mr. Wilcox served as the President of the Surgery Group of Columbia/HCA Healthcare Corporation and from September 1994 to September 1995 he was President and Chief Executive Officer of the Ambulatory Surgery Division of Columbia/HCA Healthcare Corporation. Prior to assuming this position in

September 1994, Mr. Wilcox was the Chief Operating Officer and a member of the board of directors of Medical Care America, Inc. from September 1993 to September 1994. Prior to September 1993, Mr. Wilcox was the Chief Operating Officer and a member of the board of directors of Medical Care International, Inc. Medical Care America, Inc. was acquired by Columbia/HCA Healthcare Corporation in September 1994. Mr. Wilcox is a member of the executive committee of the Company's board of directors.

      JOHN W. MCCARTY has been Senior Vice President and Chief Financial Officer, Treasurer and Secretary of the Company since November 1997. From May 1996 to October 1997, Mr. McCarty served as Executive Vice President and Chief Financial Officer for NovaMed Eyecare Management. From May 1990 to May 1996, Mr. McCarty served in various corporate finance roles for Columbia/HCA Healthcare Corporation after initially joining Humana in May 1990 as Director of Corporate Finance.

      PETER R. BARNETT, DMD, has been Senior Vice President, Chief Operations Officer of United Dental Care, Inc. since January 1996. He joined the Company in January 1995 as Senior Vice President, Operations. From August 1994 to January 1995, he was the Executive Director of Prudential DMO. From March 1993 to August 1994, he was an independent consultant to managed health care companies. From October 1991 to March 1993, he was employed as a Senior Vice President of Pearle Vision, Inc. He served as a Vice President of Pearle Vision, Inc. from July 1988 to October 1991; and served as Director of Dental Operations for Pearle Health Services from January 1985 to July 1988. Prior to May 1994, Dr. Barnett was an Assistant Professor of Dental Care Systems at the University of Pennsylvania School of Dental Medicine and Assistant Director of Clinic Management.

      JACK R. ANDERSON has been Chairman of the board of directors of the Company since December 1985. Mr. Anderson has been the President of Calver Corporation, a health care consulting and investment firm, and a private investor since 1982. Mr. Anderson currently serves on the board of directors of Horizon Health Corporation and PacifiCare Health Systems, Inc. Mr. Anderson is a member of the executive committee and the compensation committee of the board of directors of the Company.

      GEORGE E. BELLO has been Executive Vice President and Controller and a member of the board of directors of Reliance Group Holdings, Inc., an insurance holding company, since August 1981. He has also been President of Prometheus Funding Corporation since November 1992 and a member of the board of directors of that corporation since August 1985. Mr. Bello also serves on the board of directors of Zenith National Insurance Corp., Horizon Health Corporation and Reliance Financial Services Corporation. Mr. Bello is a member of the audit committee of the Company's board of directors.

      JAMES E. BUNCHER has served as President, Chief Executive Officer and a director of Community Dental Services, Inc., a dental practice management company, since November 1997. He served as President, Health Plans Group of Value Health, Inc., a national specialty managed care company, from September 1995 through September 1997 and as Chairman, President and Chief Executive Officer of Community Care Network, Inc., a Value Health subsidiary, from August 1992 through September 1997. During 1992, he served as a general management consultant to TakeCare, Inc., and, from 1987 through 1991, he served as a general partner in Lake Investments, a Dallas, Texas based investment company. He currently serves on the board of directors of Horizon Health Corporation and Alliance Imaging, Inc. Mr. Buncher is a member of the audit committee of the Company's board of directors.

      WILLIAM H. LONGFIELD has been the Chairman and Chief Executive Officer of C.R. Bard, Inc., a multi-national developer, manufacturer and marketer of health care products, since September 1995. Mr. Longfield was President and Chief Executive Officer of C.R. Bard Inc. from October 1993 to September 1995, President and Chief Operating Officer from September 1991 to October 1993 and Executive Vice President and Chief Operating Officer from February 1989 to September 1991. Mr. Longfield currently serves on the board of directors of C.R. Bard, Inc., Manor Care, Inc., Horizon Health Corporation, The West Company, Health Industry Manufacturers Association and Atlantic Health Systems. He is currently a Trustee of Centenary College. Mr. Longfield is a member of the compensation committee of the board of directors of the Company.

      ROBERT J. NETTINGA was a founder of the predecessor to International Dental Health, Inc. ("IDH"), a managed dental benefits company acquired by the Company in September 1994, and served as a director of IDH and its predecessor from 1977 until 1994. Since September 1994, Mr. Nettinga has been a private investor.

      JAMES KEN NEWMAN has been the Chief Executive Officer of Horizon Health Corporation, a contract manager of mental health services for general acute care hospitals, since July 1989 and Chairman since February 1992. From July 1989 until September 1997, he served as President of such corporation. Mr. Newman currently serves on the board of directors of Horizon Health Corporation and Telecare Corporation. Mr. Newman is a member of the executive committee of the board of directors of the Company.

      DONALD E. STEEN has been the Chairman and Chief Executive Officer of United Surgical Partners International since February 1998. From September 1995 through December 1997 he was the President of the International Group of Columbia/HCA Healthcare Corporation, a health care services corporation primarily involved in the ownership and operation of hospitals and providing related services. From September 1994 to September 1995, he was the President of the Western Group of Columbia/HCA Healthcare Corporation. From August 1981 to September 1994, Mr. Steen was the Chief Executive Officer of Medical Care America, Inc., a corporation that operated ambulatory surgery centers and which was acquired by Columbia/HCA Healthcare Corporation in September 1994. Mr. Steen currently serves on the board of directors of Horizon Health Corporation.

ITEM 11.     EXECUTIVE COMPENSATION.

      The "Summary Compensation Table" below includes individual compensation information on the Chief Executive Officer and those executive officers whose compensation for 1997 exceeded $100,000 for services rendered in all capacities during the last fiscal year.

                                                 SUMMARY COMPENSATION TABLE
                                                                                                       LONG-TERM
                                                                                                     COMPENSATION
                                                                  ANNUAL COMPENSATION                ------------
                                                      --------------------------------------------    SECURITIES
                  NAME AND                                                          OTHER ANNUAL      UNDERLYING       ALL OTHER
             PRINCIPAL POSITION             YEAR        SALARY       BONUS (1)     COMPENSATION        OPTIONS (#)  COMPENSATION (2)
      --------------------------------    --------    ----------    ----------    ------------------  ------------  ----------------
      William H. Wilcox (3) ..........      1997       $306,296      $   ----     $     ----             340,000         $ 1,520
        President and Chief                 1996        190,961      $140,625           ----               ----            1,624
        Executive Officer

      John W. McCarty (4).............      1997         21,605          ----           ----              75,000            ----
        Senior Vice President
        Chief Financial Officer,
        Secretary and Treasurer

      Mark E. Pape (5)................      1997        165,000          ----           ----             20,000           2,942
        Senior Vice President               1996        165,000        82,500           ----             10,000           3,926
        Chief Financial Officer,            1995        137,760        53,400           ----             40,000           2,467
        Secretary and Treasurer

      Peter R. Barnett, DMD (6).......      1997        165,000          ----           ----             30,000           3,143
        Senior Vice President,              1996        165,000        82,500           ----             15,000           3,632
        Chief Operations Officer            1995        123,216        51,280           ----             30,000           2,586

---------------------

(1) Amounts shown for 1996 represent bonuses earned in the year ended December 31, 1996 and paid in 1997. Amounts shown for 1995 represent bonuses earned in 1995 and paid in 1996. The 1995 bonus amounts exclude deferred bonus payments which were paid in 1997. Such deferred amounts for Mr. Pape and Dr. Barnett were $19,320, and $18,030, respectively.
(2) Represents premiums paid by the Company for the employee's health insurance, net of employee's contribution, and for the employee's long-term disability insurance.
(3) Mr. Wilcox was elected to the position of President and Chief Executive Officer in May 1996. In August 1996, Mr. Wilcox was granted stock options to purchase 300,000 shares of common stock at $33.75 per share, which options would have vested in five equal installments beginning August 1998. In May, Mr. Wilcox was granted stock options to purchase 100,000 shares of common stock at $22.31 per share, which options vest in five equal installments beginning May 1999. In August 1997, Mr. Wilcox was granted stock options to purchase 240,000 shares of common stock at $17.60 per share upon the cancellation of the August 1996 grant. Under the terms of the August 1997 grant, options vest at the earlier of, certain earnings per share performance criteria at a rate of 16.67% per year of achievement or vest in full in August 2006.
(4) Mr. McCarty joined the Company in November 1997, and at such time was granted options to purchase 75,000 shares of common stock at $13.63 per share. The options vest in five equal installments beginning in November 1999.
(5) Mr. Pape resigned his position as Senior Vice President, Chief Financial Officer, Secretary and Treasurer in September 1997. Mr. Pape joined the Company in January 1995. In January 1997, Mr. Pape was granted options to purchase 20,000 shares of common stock at $27.00 per share. In January 1996, Mr. Pape was granted options to purchase 10,000 shares of common stock at $37.13 per share. In January 1995, Mr. Pape was granted stock options to purchase 40,000 shares of common stock at $6.00 per share. All options vest in five equal annual installments beginning two years after the grant date. In January 1995, Mr. Pape purchased from the Company warrants to purchase 40,000 shares of common stock.
(6) Dr. Barnett joined the Company in January 1995. In August 1997, Dr. Barnett was granted options to purchase 10,000 shares of common stock at $16.00 per share. In January 1997, Dr. Barnett was granted options to purchase common stock at $27.00 per share. In January 1996, Dr. Barnett was granted options to purchase 15,000 shares of common stock at $37.13 per share. In January 1995, Dr. Barnett was granted stock options to purchase 30,000 shares of common stock at $6.00 per share. All options vest in five equal annual installments beginning two years after the grant date.

STOCK OPTION EXERCISES, YEAR-END VALUES  AND GRANTS

      The following table sets forth certain information concerning stock options exercised in the year ended December 31, 1997 and the number of shares covered by unexercised stock options held by the executive officers of the Company who held stock options as of December 31, 1997. Also reported are values of "in-the-money" stock options representing the difference between the respective exercise prices of such outstanding stock options and the fair market value of the common stock as of December 31, 1997.

                          AGGREGATED OPTION EXERCISES
                   IN LAST FISCAL AND YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                 OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS
                                                                YEAR END (#) (1)          AT FISCAL YEAR END ($) (2)
                         SHARES ACQUIRED   VALUE REALIZED   --------------------------   ---------------------------
         NAME            ON EXERCISE (#)        ($)         EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----            ---------------   --------------   -----------  -------------   -----------   -------------
William H. Wilcox . . .       -----            -----           -----        340,000       $ -----       $     -----
John W. McCarty . . . .       -----            -----           -----         75,000         -----             -----
Mark E. Pape  . . . . .       -----            -----           -----         32,000         -----           152,000
Peter R. Barnett, DMD .       -----            -----           6,000         24,000        28,500           114,000

-----------------
(1) The options shown for each of the executive officers have a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of service with the Company.
(2) Calculated based on $10.75 per share, the closing sales price of the common stock on The Nasdaq Stock Market on the last business day of 1997 (December 31), less the applicable exercise price.

      The following table sets forth information regarding the grant of options to purchase shares of common stock to the executive officers of the Company who received such grants in the year ended December 31, 1997. No stock appreciation rights have been granted.

                 OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1997

                                             INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                          ----------------------------------------------------------      VALUE AT ASSUMED
                               NUMBER OF        PERCENT OF                              ANNUAL RATES OF STOCK
                              SECURITIES      TOTAL OPTIONS  EXERCISE OR              PRICE APPRECIATION FOR
                          UNDERLYING OPTIONS    GRANTED TO     BASE                       OPTION TERMS (3)
                              GRANTED (1)      EMPLOYEES IN   PRICE (2)   EXPIRATION   ----------  ----------
          NAME                    (#)           FISCAL YEAR    ($/SH)        DATE         5%           10%
          ----            ------------------   -------------  ---------   ----------   ----------  ----------
William H. Wilcox (4) .    240,000                41.7%        $17.60     08/15/2007   $2,656,451  $6,731,968
William H. Wilcox . . .    100,000                17.4          22.31     05/01/2007    1,403,064   3,555,639
John W. McCarty . . . .     75,000                13.0          13.63     11/01/2007      642,652   1,628,606
Mark E. Pape (5)  . . .     20,000                 3.5          27.00     01/29/2007      339,603     860,621
Peter R. Barnett, DMD .     10,000                 1.7          16.00     08/15/2007      109,623     254,999
Peter R. Barnett, DMD .     20,000                 3.5          27.00     01/29/2007      339,603     860,621

(1) The options shown have a maximum term of ten years, subject to earlier termination in the event employment with the Company is terminated. The options vest and are exercisable cumulatively in equal installments over a five year period commencing two years from the date of grant.
(2) The exercise price per share of the options equaled or exceeded the fair market value of the underlying shares of common stock on the date the options were granted, as determined by the Company's board of directors.
(3) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock does in fact appreciate over the option term, no value will be realized from the option grants. The closing sales price on December 31, 1997 for the Company's common stock as reported by Nasdaq was $10.75.
(4) In August 1997, Mr. Wilcox was granted options to purchase 240,000 shares of common stock at $17.60 per share upon the cancellation of the August 1996 grant. Under the terms of the August 1997 grant, options vest at the earlier of the satisfaction of certain earnings per share performance criteria at a rate of 16.67% per year of achievement or vest in full in August 2006.
(5) Mr. Pape resigned his position as Senior Vice President, Chief Financial Officer, Secretary and Treasurer in September 1997. Mr. Pape remained employed with the Company through early January 1998. Under the terms of his agreement, he may exercise any vested options within 90 days of the termination of his employment.

1998 EXECUTIVE INCENTIVE PLAN

      The Company has adopted an incentive bonus plan for its executive and other officers for 1998. Under the bonus plan, officers are entitled to earn certain cash bonuses if specified performance criteria are satisfied. The target bonuses that may be earned by the named executive officers under the bonus plan are: (i) $325,000 for Mr. Wilcox; (ii) $131,250 for Mr. McCarty; and
(iii) $123,750 for Dr. Barnett. The bonuses are payable in 1999.

OTHER COMPENSATION ARRANGEMENTS

      In 1996, the Company entered into employment agreements with Mr. Wilcox and Dr. Barnett. In 1997, the Company entered into an employment agreement with Mr. McCarty. Under their employment agreements, Mr. Wilcox, Mr. McCarty and Dr. Barnett are entitled to base salaries that are subject to increase, but not decrease, by the board of directors of the Company. The annual base salaries for Mr. Wilcox, Mr. McCarty and Dr. Barnett were $300,000, $175,000 and $165,000, respectively, as of December 31, 1997. The employment agreements provide that the board of directors will adopt each year a bonus plan under which the employee may earn a bonus with the terms and performance criteria of the bonus plan to be determined by the board of directors. The employment agreements also allow Mr. Wilcox, Mr. McCarty and Dr. Barnett to participate in the insurance and other fringe benefit plans provided to the Company's employees generally from time to time.

      The employment agreement with Mr. Wilcox has a term ending March 1999. The employment agreement with Mr. McCarty has a term ending December 31, 1998 (see Exhibit 10.49). The employment agreement with Dr. Barnett has a term ending October 1998 (see Exhibit 10.50). Each of the employment agreements is terminable by either party thereto with or without cause upon at least 30 days prior written notice. In addition, either party may terminate the employment agreement "with cause" under certain circumstances. The employee can terminate with cause if the Company materially breaches or fails to perform under the agreement. For such purpose, all employment agreements expressly provide that, in the event of a change of control of the Company, a material breach includes a material decrease in responsibility and authority or the relocation of the Company's principal executive offices without consent. The Company may terminate an employment agreement with cause if the employee thereunder (i) is unable to perform his duties due to illness, injury or incapacity for more than six months, (ii) is convicted of a felony or (iii) breaches or neglects to perform under the agreement. If an employment agreement is terminated without cause by the Company or with cause by the employee thereunder, the terminated employee will be entitled to receive (i) any bonus previously earned; (ii) a severance payment of up to two years' base salary in the case of Mr. Wilcox and one year's base salary in the cases of Mr. McCarty and Dr. Barnett; and (iii) accelerated vesting of certain outstanding stock options and other benefits or bonuses or, alternatively, with respect to any benefits or bonuses that cannot be fully vested pursuant to applicable law, the terminated employee will be entitled to receive, if allowed by law, cash equal to the amount of benefits or bonuses forfeited. The employment agreements contain certain non-competition and non-solicitation covenants binding on the employee during the employment term and for specified periods thereafter, unless the employment agreement is terminated by the Company without cause or by the employee with cause. The employment agreement also contains certain confidentiality and non-disclosure covenants on the part of the employee that survive termination for any reason.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  General

      The compensation committee of the board of directors of the Company reviews and approves the salaries and annual incentive bonuses of the officers of the Company at or above the $100,000 annual salary level and all grants of options to purchase shares under the Company's stock option plans to officers and key employees. The compensation committee is composed exclusively of directors who are "disinterested persons" as defined by Securities and Exchange Commission rules, and its members are neither employees nor former employees of the Company nor have such individuals participated in any of the Company executive or other employee compensation programs. During fiscal 1997, the committee was composed of two directors, Messrs. Anderson and Newman for January through July and Messrs. Anderson and Longfield for August through December.

      United Dental Care's executive compensation policies are intended to provide a competitive compensation program that will enable the Company to attract, incentivize and retain executives who have the abilities and leadership required to effectively discharge their duties. The compensation policy is based on the principle that the financial rewards to the executive should be aligned with the financial interest of the stockholders of the Company.

      The Company's executive compensation program is comprised of three elements: base salary; annual bonus incentive compensation; and long-term incentive compensation (stock options).

  Base Salary

      Base salary compensation is based on offering competitive salaries in comparison to market and industry practices. Independent survey data for executive positions in other similarly sized companies is used to establish compensation ranges for each executive position. These ranges may be subjectively adjusted for factors such as local market conditions or unique aspects, responsibilities or qualifications of the position not believed to normally be associated with the position in other similarly sized companies. Base salary ranges are reviewed annually. The base salary for each executive is set after an annual subjective review of performance in areas of the executive's responsibilities, including achievement of specific personal or departmental goals, position requirements and financial performance in relation to expected performance. No specific weighting of factors is used in evaluating overall job performance.

  Annual Bonus Incentive Compensation

      The compensation committee authorizes the establishment and payment of discretionary annual bonus incentive compensation based upon an assessment of an executive's exceptional contributions to the Company. Bonuses are based upon the overall achievement in increasing the Company's profitability and its membership as well as improving customer service and are closely aligned with enhancing stockholder value.

  Stock Option Grants

      The compensation committee is authorized to grant stock options to key employees and officers of the Company. Such option grants are intended to provide long-term incentive to increase stockholder value by improving overall corporate performance and ensuring that operating decisions are based on long-term results that benefit the Company and ultimately the stockholders. Currently, stock options are not necessarily granted annually, but are granted from time to time. While no specific formula is used, grants are generally based upon a subjective evaluation of the grantee's past contribution to Company performance and expected contribution toward meeting long-term strategic goals of the Company.

                                        Members of the Compensation Committee

                                      Jack R. Anderson      William H. Longfield

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      For 1997, executive officer compensation decisions were made by the compensation committee. Current members of the compensation committee are Messrs. Anderson and Longfield. Mr. Newman served as a member of the Compensation Committee from January through July of 1997 and upon his resignation as a member of such committee, Mr. Longfield was appointed to the committee. None of these individuals was at any time during the year ended December 31, 1997, or at any time prior thereto, an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company served during 1997 as a director or as a member of the compensation committee of any entity in which an executive officer of such entity served as a director of the Company or as a member of the Company's compensation committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 20, 1998, the beneficial ownership of the Company's common stock: (i) by each stockholder known by the Company to own beneficially more than 5% of the outstanding common stock; (ii) by each director; (iii) by the Company's executive officers; and (iv) by all executive officers and directors as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of common stock listed.

                                                          SHARES OF COMMON STOCK
                                                            BENEFICIALLY OWNED
                                                          ----------------------
                      NAME                                NUMBER         PERCENT
                      ----                                ------         -------
 T. Rowe Price Associates, Inc. (1)(2) . . . . . .         722,200          8.1
 Franklin Mutual Advisors, Inc.(1)(3). . . . . . .         590,700          6.6
 Cumberland Associates(1). . . . . . . . . . . . .         580,000          6.5
 T. Rowe Price New Horizons Fund, Inc. (1)(2). . .         564,500          6.3
 Putnam Investments, Inc.(1)(4) . . . . . . . . .          465,824          5.2
 Jack R. Anderson (1)(5) . . . . . . . . . . . . .       1,266,600         14.2
 Citibank, N.A. and George E. Bello,
     Trustees (1)(6) . . . . . . . . . . . . . . .         778,500          8.7
 George E. Bello (7) . . . . . . . . . . . . . . .         399,368          4.5
 James Ken Newman (8)  . . . . . . . . . . . . . .          79,666            *
 William H. Longfield(9) . . . . . . . . . . . . .          68,000            *
 Donald E. Steen   . . . . . . . . . . . . . . . .           2,000            *
 James E. Buncher  . . . . . . . . . . . . . . . .              --           --
 Robert J. Nettinga  . . . . . . . . . . . . . . .           5,150            *
 William H. Wilcox . . . . . . . . . . . . . . . .              --           --
 John W. McCarty . . . . . . . . . . . . . . . . .              --           --
 Mark E. Pape (10) . . . . . . . . . . . . . . . .          94,695          1.0
 Peter R. Barnett (11) . . . . . . . . . . . . . .          16,699            *
 All directors and executive officers as a
     group (11 persons)(12). . . . . . . . . . . .       1,932,178         21.3

---------------
*  Less than 1%.

   (1) The address of T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. is 100 E. Pratt Street, Baltimore, MD 21202. The address of Franklin Mutual Advisors, Inc, is 777 Mariners Island Boulevard, San Mateo, CA 94403. The address for Cumberland Associates is 1114 Avenue of the Americas, New York, NY 10036. The address of Putnam Investments, Inc. is One Post Office Square, Boston, MA 02109. The address of Jack R. Anderson is 16475 Dallas Parkway, Suite 735, Dallas, TX 75248. The address of Citibank, N.A. and George
         E. Bello, Trustees is c/o Citibank, N.A., 153 East 53rd Street, 25th Floor, New York, NY 10043.
   (2) T. Rowe Price Associates, Inc. and T. Rowe Price New Horizons Fund, Inc. have jointly filed a schedule 13G dated February 12, 1998, which provides that T. Rowe Price Associates, Inc. has sole voting power of 157,700 shares and sole investment power of 722,200 shares and that T. Rowe Price New Horizons Fund, Inc. has sole voting power of 564,000 shares (which shares are included in the aggregate amount reported by T. Rowe Price Associates, Inc.). Both entities disclaim beneficial ownership of all such shares.
   (3) Franklin Mutual Advisors, Inc. ("FMA"), Franklin Resources, Inc. ("FRI"), the parent holding corporation of FMA, and Rupert H.
         Johnson, Jr. and Charles B. Johnson, principal shareholders of FRI, have jointly filed a Schedule 13G dated February 6, 1998, which provides that FMA has sole voting and investment power with respect to the number of shares shown in the table and that each of FRI and Messrs. Johnson and Johnson disclaim beneficial ownership of all such shares.

   (4) Putnam Investments, Inc. ("PI"), Marsh & McLennan Companies, Inc. ("MMC"), the parent holding company of PI, and Putnam Investment Management, Inc. and the Putnam Advisory Company, Inc., which are registered investment advisors owned by PI, have jointly filed a
         Schedule 13G dated December 5, 1996, which provides that PI has shared voting power of 64,224 shares and shared investment power with respect to 465,824 shares. MMC and PI disclaim beneficial ownership of all shares covered by such Schedule 13G.
   (5) Includes 778,500 shares held by two trusts of which Citibank, N.A. and George E. Bello are trustees. See Note (6) below. Relatives of Jack R. Anderson are beneficiaries of both trusts. Mr. Anderson disclaims beneficial ownership of the shares owned by the trusts.
   (6) Citibank, N.A. and George E. Bello are trustees having shared voting and investment power under two trusts owning in the aggregate the number of shares shown in the table. Relatives of Mr. Anderson are beneficiaries of both trusts. Mr. Anderson disclaims beneficial ownership of the shares owned by the trusts.
   (7) Excludes 778,5000 shares of common stock held by the two trusts of which Citibank, N.A. and George E. Bello are trustees. See Note (6) above. Relatives of Mr. Anderson are beneficiaries of both trusts. Messrs. Anderson and Bello disclaim beneficial ownership of the shares owned by the trusts.
   (8) Includes 8,000 shares of common stock issuable upon exercise of immediately exercisable stock options. Also includes 10,000 shares held by a foundation of which Mr. Newman is a director and officer.
   (9) Includes 8,000 shares of common stock issuable upon exercise of immediately exercisable stock options.
   (10) Includes 75,000 shares of common stock issuable upon exercise of immediately exercisable warrants and stock options.
   (11) Includes 15,000 shares of common stock issuable upon exercise of immediately exercisable stock options.
   (12) Includes 106,000 shares of common stock issuable upon exercise of immediately exercisable warrants and stock options.


CHANGES IN CONTROL

      On March 10, 1998, the Company entered into an Agreement and Plan of Merger ("the Merger Agreement") with Protective Life Corporation, a Delaware corporation ("Protective"), and PLC Merger subsidiary Corporation, a Delaware corporation and wholly-owned subsidiary of Protective ("MergerSub"), pursuant to which the company would be merged with and into MergerSub (the "Merger") and MergerSub would be the surviving corporation.

     In the Merger, the stockholders of the Company would receive for each share of outstanding common stock of the Company ("Company Common Stock") a combination of $9.31 in cash and 0.2893 shares of common stock, $0.50 par value per share, of Protective ("Protective Common Stock") (after giving effect to the two-for-one stock split announced by Protective on March 2, 1998 and payable on April 1, 1998 to the holders of Protective Common Stock). The Merger Agreement provides that either the Company (subject to Protective's right to increase the merger consideration) or Protective may terminate the Merger Agreement if the price of Protective Common Stock is below $27.50 per share and Protective may terminate if the price of Protective Common Stock is above $32.50 per share (after adjustment for Protective's stock split).

      In connection with the Merger Agreement, Protective and Jack R. Anderson entered into a Stockholder Agreement dated as of March 10, 1998, pursuant to which Mr. Anderson agreed to vote his shares of common stock of the Company in favor of the Merger, the adoption of the Merger Agreement and the approval of each of the transactions contemplated by the Merger Agreement.

      The Merger is subject to approval by the stockholders of the Company, the applicable requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, regulatory approvals and other customary closing conditions, so there can be no assurance as to whether or when the Merger will be completed.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has a non-competition agreement with Robert J. Nettinga and The Adaven Group Limited Partnership and a consulting agreement with The Adaven Group Limited Partnership. Mr. Nettinga is the president and principal stockholder of the corporation that is the general partner of the Adaven Group Limited Partnership. Under the non-competition agreement, the Company is obligated to make six annual payments of $554,952.42 each ($3,329,714.50 in the aggregate), the first of which was paid on September 16, 1994. Under the consulting agreement, the Company is obligated to make six annual payments of $200,000 each ($1,200,000 in the aggregate), the first of which was paid on September 16, 1994. The Company has the right to prepay such installments on a discounted present value basis using a discount rate of 5%. The obligations of the Company under the non-competition agreement and the consulting agreement are secured by a letter of credit in the original amount of $4,023,500 which amount declines annually after the payment dates of the annual installments under such agreements.

      The Company also has a non-competition agreement with Omega Marine Development, Inc. and Paul C. Nettinga under which the Company is obligated to make six annual payments of $91,897.58 ($551,385.48 in the aggregate) and a consulting agreement with Omega Marine Development, Inc. under which the Company is obligated to make six annual payments of $50,000 ($300,000 in the aggregate). Paul C. Nettinga is the brother of Robert J. Nettinga. Paul C. Nettinga is also the president of Omega Marine Development, Inc. The terms of the non-competition agreement and the consulting agreement for Paul C. Nettinga and Omega Marine Development, Inc. are substantially the same as the agreements with Robert J. Nettinga and The Adaven Group Limited Partnership.

      The non-competition agreements restrict the parties thereto from competing directly or indirectly, with the business of the Company in the continental United States and from soliciting the employment of any employee of the Company until September 16, 2000. Under the consulting agreements, the parties agreed to provide to the Company services as an independent consultant and adviser with respect to such business and financial matters as may be reasonably requested by the Company from time to time for a period of six years. The party providing such consulting services may not be required to render such services outside of the state of residence of such party without the consent of such party or at any time that the rendering of such services would interfere with other business obligations of such party.

      The Company, certain stockholders of the Company and Robert J. Nettinga entered into a Stockholders Agreement on September 16, 1994 pursuant to which such stockholders agreed to vote shares of common stock of the Company owned by them for the election of Robert J. Nettinga as a director of the Company until the earlier of the expiration of four years from the date of such agreement or the date when all monetary obligations of the Company have been paid under the non-competition agreement and the consulting agreement with Robert J. Nettinga.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following are filed as a part of this Annual Report on Form 10-K:



 1.     Consolidated Financial Statements                            Page
                                                                     ----
    Index to Consolidated Financial Statements  . . . . . . . . . .  F-1
    Report of Independent Accountants   . . . . . . . . . . . . . .  F-2
    Consolidated Balance Sheets as of December 31, 1996
       and 1997   . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
    Consolidated Statements of Operations for the years ended
       December 31, 1995, 1996 and 1997   . . . . . . . . . . . . .  F-4
    Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1995. 1996 and 1997   . . .  F-5
    Consolidated Statements of Cash Flows for the years ended
       December 31, 1995, 1996 and 1997   . . . . . . . . . . . . .  F-6
    Notes to Consolidated Financial Statements  . . . . . . . . . .  F-7

2.   FINANCIAL STATEMENT SCHEDULES

      None.

      All other schedules have been omitted because the required information is either inapplicable, insignificant or included in the Consolidated Financial Statements and Notes thereto.

3.  LIST OF EXHIBITS

3.01    Restated Certificate of Incorporation of the Company (filed as Exhibit
        3.01 to the Company's Registration Statement on Form S-1, Registration
        Number 33-94356 (the "1995 Registration Statement") and incorporated herein by reference).
3.02 Amended and Restated Bylaws of the Company (filed as Exhibit 3.02 to the 1995 Registration Statement and incorporated herein by reference).
4.01    Specimen Common Stock Certificate (filed as Exhibit 4.01 to the 1995
        Registration Statement and incorporated herein by reference).
10.01   Non-Competition Agreement dated as of September 16, 1994 among United
        Dental Care, Inc., The Adaven Group Limited Partnership and Robert J.
        Nettinga (filed as Exhibit 10.06 to the 1995 Registration Statement and incorporated herein by reference).
10.02 Agreement for Consulting Services dated as of September 16, 1994 between United Dental Care, Inc. and The Adaven Group Limited
        Partnership (filed as Exhibit 10.07 to the 1995 Registration Statement and incorporated herein by reference).
10.03   Non-Competition Agreement dated as of September 16, 1994 among United
        Dental Care, Inc., Omega Marine Development, Inc. and Paul C. Nettinga
        (filed as Exhibit 10.08 to the 1995 Registration Statement and incorporated herein by reference).
10.04 Agreement for Consulting Services dated as of September 16, 1994 between United Dental Care, Inc. and Omega Marine Development, Inc.
        (filed as Exhibit 10.09 to the 1995 Registration Statement and incorporated herein by reference).
10.05   Stockholders Agreement dated as of September 16, 1994 among United
        Dental Care, Inc., certain stockholders of United Dental Care, Inc.
        named therein and Robert J. Nettinga (filed as Exhibit 10.10 to the 1995 Registration Statement and incorporated herein by reference).
10.06   Irrevocable Letter of Credit dated September 16, 1994 in the amount of
        $4,023,500 in favor of The Adaven Group Limited Partnership (filed as
        Exhibit 10.11 to the 1995 Registration Statement and incorporated herein by reference).
10.07   Amended and Restated Application and Agreement for $4,023,500 Standby
        Letter of Credit in favor of The Adaven Group Limited Partnership dated
        September 16, 1994 by United Dental Care, Inc. to NationsBank of Texas,
        N.A. (filed as Exhibit 10.09 to the Company's Registration Statement on
        Form S-1, Registration Number 333-12425 (the "1996 Registration
        Statement") and incorporated herein by reference).
10.08   Administrative Services Agreement (as amended) dated as of January 1,
        1995 between United Dental Care, Inc. and R.E. Harrington, Inc., and
        Memorandum of Understanding in connection therewith dated as of January
        1, 1995 (filed as Exhibit 10.28 to the 1995 Registration Statement and incorporated herein by reference).
10.09   Consulting Agreement dated September 27, 1995, between United Dental
        Care, Inc. and Dolores A. Kordek (filed as Exhibit 10.9 to the 1995
        Form 10-Q and incorporated herein by reference).
10.10   Consulting Agreement dated September 27, 1995, between United Dental
        Care, Inc. and Christopher A. Jehle (filed as Exhibit 10.10 to the 1995
        Form 10-Q and incorporated herein by reference).
10.11   Stock Purchase Agreement dated as of December 14, 1995 among United
        Dental Care, Inc., R. Bruce Buchanan, Joseph V. Errante, D.D.S.,
        Margaret R. Errante, D.D.S., The Francesca Irena Errante Irrevocable
        Trust U/A 10/1/95, The Alexandra Nicole Errante Irrevocable Trust U/A
        10/1/95, Timothy J. Moncher, Associated Health Plans, Inc. and
        Associated Companies, Inc. (filed as Exhibit 10.1 to the Company's
        Current Report on Form 8-K filed January 22, 1996, File No. 0-26688
        (the "Form 8-K"), and incorporated herein by reference).
10.12   First Amendment to Stock Purchase Agreement dated as of January 17,
        1996 among United Dental Care, Inc., R. Bruce Buchanan, Joseph V.
        Errante, D.D.S., Margaret R. Errante, D.D.S., The Francesca Irena
        Errante Irrevocable Trust U/A 10/1/95, The Alexandra Nicole Errante
        Irrevocable Trust U/A 10/1/95, Timothy J. Moncher, Associated Health
        Plans, Inc. and Associated Companies, Inc. (filed as Exhibit 10.2 to the Form 8-K and incorporated herein by reference).


10.13   Non-Competition Agreement, dated January 22, 1995, between United
        Dental Care, Inc. and R. Bruce Buchanan (filed as Exhibit 10.3 to the
        Form 8-K, and incorporated herein by reference). The three other
        Non-Competition Agreements between United Dental Care, Inc. and Joseph
        V. Errante, D.D.S., Margaret R. Errante, D.D.S. and Timothy J. Moncher, respectively, are identical in form except as to the parties thereto and are therefore omitted from this filing.
10.15   Stock Purchase Agreement among United Dental Care, Inc., as Purchaser,
        Gilbert G. Finger, Patricia L. Schubring, Edward K. Halstead, Birchtree
        Enterprises and Binkley & Stewart, P.C., as Sellers, and Independent
        Dental Plans, Inc. dated as of June 28, 1996 (filed as Exhibit 10.27 to the 1996 Registration Statement and incorporated herein by reference).
10.16   Stock Purchase Agreement between United Dental Care, Inc., as
        Purchaser, and UICI, as Seller, dated as of September 10, 1996, for all the issued and outstanding shares of capital stock of Association
        Dental Plan, Inc., a District of Columbia corporation (filed as Exhibit
        10.28 to the 1996 Registration Statement and incorporated herein by reference).
10.17   Stock Purchase Agreement between United Dental Care, Inc., as
        Purchaser, and UICI, as Seller, dated as of September 10, 1996, for all the issued and outstanding shares of capital stock of International
        Dental Plans, Inc., a Florida corporation (filed as Exhibit 10.30 to the 1996 Registration Statement and incorporated herein by reference).
10.18 Earnest Money Escrow Agreement among United Dental Care, Inc., UICI, and Texas Commerce Bank National Association, dated as of September 10,
        1996, regarding the purchase of all the issued and outstanding shares of capital stock of International Dental Plans, Inc., a Florida corporation (filed as Exhibit 10.31 to the 1996 Registration Statement and incorporated herein by reference).
10.19 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and UICI, United Management & Consulting, Inc., United Management &
        Consulting Retirement Plan, and Marie C. Montgomery Revocable Trust
        U/T/A March 23, 1992, as Seller, dated as of September 10, 1996, for the purchase of 90% of the issued and outstanding shares of capital stock of United Dental Care, Inc., an Oklahoma corporation (filed as
        Exhibit 10.32 to the 1996 Registration Statement and incorporated herein by reference).
10.20 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and John E. Carlin, Ph.D., Frank J. Schloegel, III, J. Dennis Dlabal,
        D.D.S., The John E. Carlin Charitable Remainder Unitrust, UID June 28,
        1996, The Frank J. Schloegel Charitable Remainder Unitrust I, UID July
        12, 1996, The Frank J. Schloegel Charitable Remainder Unitrust II, UID
        July 12, 1996, The J. Dennis Dlabal Charitable Remainder Trust UID
        September 5, 1996, as Sellers, and Kansas City Dental Care, Inc., dated as of September 11, 1996 (filed as Exhibit 10.34 to the 1996
        Registration Statement and incorporated herein by reference).
10.21 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., Lisa M. Mazzone, Frank A. Pettisani,
        Jr., D.D.S., Charles A. Costa, and Donna Costa, as Sellers, and OraCare
        Consultants, Inc., dated as of September 5, 1996 (filed as Exhibit
        10.36 to the 1996 Registration Statement and incorporated herein by reference).
10.22 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., as Seller, and OraCare Dental
        Associates, P.A., dated as of September 5, 1996 (filed as Exhibit 10.38 to the 1996 Registration Statement and incorporated herein by reference).
10.23 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., Frank A. Pettisani, Jr., D.D.S.,
        Charles A. Costa, and Donna Costa, as Sellers, and OraCare DPO, Inc., dated as of September 5, 1996 (filed as Exhibit 10.39 to the 1996
        Registration Statement and incorporated herein by reference).
10.24   Letter Agreement dated November 14, 1996 between United Dental Care,
        Inc. and Peter R. Barnett, D.M.D., regarding ownership of stock of OraCare Dental Associates, P.A.(filed as Exhibit 10.24 to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1996
        (the "1996 Form 10-K") and incorporated herein by reference).
10.25   Management Agreement dated November 14, 1996 between OraCare
        Consultants, Inc. and OraCare Dental Associates, P.A. (filed as Exhibit
        10.25 to the 1996 Form 10-K and incorporated herein by reference).
10.26   Revolving Credit Agreement, dated as of November 14, 1996, between
        United Dental Care, Inc., NationsBank of Texas, N.A., as Agent for the
        Lenders named therein, and the Lenders (filed as Exhibit 10.26 to the 1996 Form 10-K and incorporated herein by reference).
10.27   Warrant, dated February 26, 1996, held by Mark E. Pape to purchase
        Common Stock of the Company (filed as Exhibit 10.27 to the 1996 Form
        10-K and incorporated herein by reference).

10.28   Employment Agreement dated as of May 13, 1996, between United Dental
        Care, Inc., and William H. Wilcox (filed as Exhibit 10.40 to the 1996
        Registration Statement and incorporated herein by reference).
10.29   Employment Agreement dated as of June 1, 1996, between United Dental
        Care, Inc., and Mark E. Pape (filed as Exhibit 10.41 to the 1996
        Registration Statement and incorporated herein by reference).
10.30   Employment Agreement dated as of June 1, 1996, between United Dental
        Care, Inc. and Peter R. Barnett, D.M.D. (filed as Exhibit 10.42 to the
        1996 Registration Statement and incorporated herein by reference).
10.31   Master Software License and Services Agreement dated as of June 20,
        1995 between Software Technologies Corporation and United Dental Care,
        Inc. (filed as Exhibit 10.29 to the 1995 Registration Statement and
        incorporated herein by reference).
10.32   United Dental Care, Inc. Amended and Restated 1989 Key Employee Stock
        Option Plan (filed as Exhibit 4.4 to the Company's Registration
        Statement on Form S-8, Registration Number 333-20043 and incorporated herein by reference).
10.33   United Dental Care, Inc. 1995 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8, Registration
        Number 333-20043 and incorporated herein by reference).
10.34   United Dental Care, Inc. Executive Incentive Plans for 1996 for Mr.
        Wilcox, Mr. Pape and Dr. Barnett (filed as Exhibit 10.47 to the 1996
        Registration Statement and incorporated herein by reference).
10.35   United Dental Care, Inc. Executive Incentive Plans for 1997 for Mr.
        Wilcox, Mr. Pape and Dr. Barnett.
10.36   First Amendment to Revolving Credit Agreement (filed as Exhibit 10.01 to the third quarter Form 10-Q and incorporated herein by reference).
10.37*  Stock Option Agreement dated as of August 15, 1997 between United
        Dental Care, Inc. and William H. Wilcox.
10.38*  Employment Agreement dated as of November 1, 1997 between United Dental
        Care, Inc. and John W. McCarty.
10.39*  Stock Option Agreement dated as of November 1, 1997 between United
        Dental Care, Inc. and John W. McCarty.
10.40*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Jack R. Anderson.
10.41*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and George E. Bello.
10.42*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Jamed E. Buncher.
10.43*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Robert J. Nettinga.
10.44*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Donald E. Steen.
10.45*  United Dental Care, Inc. Executive Incentive Plans for 1998.
10.46*  Family Dentist Agreement dated as of December 31, 1997 between United
        Dental Care of Arizona, Inc. and Associated Dental Care Providers,
        P.C., an Arizona professional corporation.
10.47*  Second Amendment to Revolving Credit Agreement dated February 20, 1998.
10.48   Agreement and Plan of Merger dated as of March 10, 1998 and amended as of March 17, 1998 by and among Protective Life Corporation, PLC Merger
        Subsidiary Corporation and the Company (filed as Exhibit 2.1 to the
        Company's Current Report on Form 8-K filed on March 16, 1998 and incorporated herein by reference).
10.49*  First Amendment dated March 10, 1997 to the Employment Agreement of
        November 10, 1997 between United Dental Care, Inc. and John W. McCarty.
10.50*  First Amendment dated March 10, 1997 to the Employment Agreement of
        June 1, 1996 between United Dental Care, Inc. and Peter R. Barnett,
        DMD.
11.1*   Statement Regarding Computation of Per Share Earnings.
21.1*   List of Subsidiaries of Registrant.
23.1*   Consent of Price Waterhouse LLP.
27.1*   Financial Data Schedule.
----------------------
*   Filed herewith.

(b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, March 30, 1998.

                                         UNITED DENTAL CARE, INC.

                                    By:  /s/ WILLIAM H. WILCOX
                                       ---------------------------------------
                                         William H. Wilcox, President and
                                         Chief Executive Officer

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

              SIGNATURE                                        TITLE                           DATE
              ---------                                        -----                           ----
        /s/ WILLIAM H. WILCOX                     President and Chief Executive Officer       March 30, 1998
------------------------------------              (Principal Executive Officer)
            William H. Wilcox



        /s/ JOHN W. MCCARTY                       Senior Vice President and Chief             March 30, 1998
------------------------------------              Financial Officer
            John W. McCarty                       (Principal Financial Officer)


       /s/ PETER R. BARNETT, DMD                  Senior Vice President, Chief Operations     March 30, 1998
------------------------------------              Officer
           Peter R. Barnett, DMD



       /s/ PAMELA S. ASHWORTH                     Vice President, Finance                     March 30, 1998
------------------------------------              (Principal Accounting Officer)

           Pamela S. Ashworth


        /s/ JACK R. ANDERSON                      Chairman of the Board of Directors          March 30, 1998
------------------------------------
            Jack R. Anderson



        /s/ GEORGE E. BELLO                       Director                                    March 30, 1998
------------------------------------
            George E. Bello



       /s/ JAMES E. BUNCHER                       Director                                    March 30, 1998
------------------------------------
           James E. Buncher



      /s/ WILLIAM H. LONGFIELD                    Director                                    March 30, 1998
------------------------------------
          William H. Longfield



       /s/ ROBERT J. NETTINGA                     Director                                    March 30, 1998
------------------------------------
           Robert J. Nettinga


       /s/ JAMES KEN NEWMAN                       Director                                    March 30, 1998
------------------------------------
           James Ken Newman



      /s/  DONALD E. STEEN                        Director                                    March 30, 1998
------------------------------------
           Donald E. Steen

                            UNITED DENTAL CARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                                                     Page
                                                                                                                     ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997  . . . . . . . . . . . . . F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
    1995, 1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997  . . . . . . . . . . . . . F-6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of United Dental Care, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of United Dental Care, Inc. and its subsidiaries (collectively "the Company") at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Dallas, Texas
February 23, 1998, except for Note 12,
as to which the date is March 11, 1998

                            UNITED DENTAL CARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                               DECEMBER 31,
                                                                                                           ---------------------
                                                                                                            1996           1997
                                                                                                           --------     ---------
                                              ASSETS
                 Current assets:
                    Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .          $50,035       $12,427
                    Premiums receivable, net of allowance for doubtful accounts of $1,809 and
                       $5,729 at December 31, 1996 and 1997, respectively  . . . . . . . . . . . .           11,016        10,606
                    Accrued interest and other current assets  . . . . . . . . . . . . . . . . . .              832         4,416
                    Deferred taxes, current  . . . . . . . . . . . . . . . . . . . . . . . . . . .              957         1,592
                                                                                                           --------      --------
                               Total current assets  . . . . . . . . . . . . . . . . . . . . . . .           62,840        29,041
                 Regulatory deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,433         4,005
                 Furniture and equipment, net of accumulated depreciation of $3,169 and $5,112
                    at December 31, 1996 and 1997, respectively  . . . . . . . . . . . . . . . . .            7,056        12,612
                 Intangible assets, net of accumulated amortization of $2,202 and $5,218 at
                    December 31, 1996 and 1997, respectively . . . . . . . . . . . . . . . . . . .           91,066       105,479
                 Pre-operational costs, net of accumulated amortization of $238 and $94 at
                    December 31, 1996 and 1997, respectively . . . . . . . . . . . . . . . . . . .              127           295
                 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              856             8
                 Deferred taxes, noncurrent  . . . . . . . . . . . . . . . . . . . . . . . . . . .              294            --
                                                                                                           --------      --------
                 TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $165,672      $151,440
                                                                                                           ========      ========
                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                 Current liabilities:
                    Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . .           $5,805        $9,771
                    Current portion of debt and revolving credit facility  . . . . . . . . . . . .           26,191         7,981
                    Claims reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,172         5,936
                    Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,177         2,065
                    Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .               75            --
                                                                                                           --------      --------
                              Total current liabilities  . . . . . . . . . . . . . . . . . . . . .           37,420        25,753
                 Deferred taxes, non-current . . . . . . . . . . . . . . . . . . . . . . . . . . .             ----         1,236
                 Long-term debt - net of current portion . . . . . . . . . . . . . . . . . . . . .            2,757         1,403
                                                                                                           --------      --------
                              Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .           40,177        28,392
                                                                                                           --------      --------
                 Stockholders' equity:
                    Preferred stock, $.10 par value; 500,000 shares authorized; no shares
                       outstanding   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --            --
                    Common stock, $.10 par value; 15,000,000 shares authorized; 8,908,416 shares outstanding issued and outstanding at December 31, 1996 and 8,942,616 at
                       December 31,1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              891           894
                    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .          108,223       108,620
                    Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,381        13,534
                                                                                                           --------      --------
                               Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .          125,495       123,048
                                                                                                           --------      --------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . .         $165,672      $151,440
                                                                                                           ========      ========

                            See accompanying notes.

                            UNITED DENTAL CARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                             1995         1996         1997
                                                                            -------      --------    --------
Revenues:
   Dental services revenue  . . . . . . . . . . . . . . . . . . . . .       $78,626      $112,749    $173,995
   Interest income  . . . . . . . . . . . . . . . . . . . . . . . . .           603           899         704
                                                                            -------      --------    --------
                                                                             79,229       113,648     174,699
Costs and expenses:
   Dental services expense  . . . . . . . . . . . . . . . . . . . . .        46,750        67,651     123,633
   Sales and marketing  . . . . . . . . . . . . . . . . . . . . . . .         9,637        12,587      18,847
   General and administrative . . . . . . . . . . . . . . . . . . . .        14,785        18,612      29,932
   Depreciation and amortization  . . . . . . . . . . . . . . . . . .         1,190         2,267       5,050
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .         1,005           536         571
                                                                            -------      --------    --------
                                                                             73,367       101,653     178,033

Income (loss) before income taxes and extraordinary charge  . . . . .         5,862        11,995      (3,334)
Provision (benefit) for income taxes  . . . . . . . . . . . . . . . .         2,131         4,438        (487)
                                                                            -------      --------    --------
Income (loss) before extraordinary charge . . . . . . . . . . . . . .         3,731         7,557      (2,847)

Extraordinary charge, net of tax  . . . . . . . . . . . . . . . . . .          (142)           --          --
                                                                            -------      --------    --------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,589        $7,557    $ (2,847)
                                                                             ======        ======    ========
Shares outstanding (in thousands):
   Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,051         7,256       8,935
   Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,449         7,543       8,935
Per share amounts:
   Net income (loss) per common share before extraordinary charge
      Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $0.74         $1.04    $  (0.32)
      Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $0.68         $1.00    $  (0.32)

   Extraordinary charge per share, net of tax
      Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(0.03)           --          --
      Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(0.03)           --          --

   Net income (loss) per common share
      Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $0.71         $1.04    $  (0.32)
      Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $0.66         $1.00    $  (0.32)


                            See accompanying notes.

                            UNITED DENTAL CARE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                        PREFERRED STOCK         COMMON STOCK       ADDITIONAL
                                        ---------------------------------------     PAID-IN      RETAINED
                                        SHARES  AMOUNT      SHARES      AMOUNT      CAPITAL       EARNINGS       TOTAL
                                        --------------- -----------------------    ----------    ----------     ---------
Balance, December 31, 1994 ........        1     --     4,179,914     $     418     $   3,321     $   5,235     $   8,974
   Conversion of preferred
      to common stock .............       (1)    --             2            --            --            --            --
   Stock options exercised ........       --     --       343,500            34           431            --           465
   Stock warrants issued ..........       --     --            --            --            80            --            80
   Tax effect of stock options
      exercised ...................       --     --            --            --           527            --           527
   Shares issued in public
      offering.....................       --     --     2,375,000           238        47,727            --        47,965
   Net income .....................       --     --            --            --            --         3,589         3,589
                                        -----  -----    ---------      --------     ---------      --------     ---------
Balance, December 31, 1995 ........       --     --     6,898,416           690        52,086         8,824        61,600
   Stock options exercised ........       --     --        10,000             1            14            --            15
   Tax effect of stock options
      exercised ...................       --     --            --            --           125            --           125
   Shares issued in public
      offering.....................       --     --     2,000,000           200        55,998            --        56,198
   Net income .....................       --     --            --            --            --         7,557         7,557
                                        -----  -----    ---------      --------     ---------      --------     ---------
Balance, December 31, 1996 ........       --     --     8,908,416           891       108,223        16,381       125,495
   Stock options exercised ........       --     --        34,200             3           184            --           187
   Tax effect of stock options
       exercised ..................       --     --            --            --           213            --           213
   Net loss .......................       --     --            --            --            --        (2,847)       (2,847)
                                        -----  -----    ---------      --------     ---------      --------     ---------
Balance, December 31, 1997 ........       --     --     8,942,616      $    894     $ 108,620      $ 13,534     $ 123,048
                                        =====  =====    =========      ========     =========      ========     =========


                            See accompanying notes.

                            UNITED DENTAL CARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                           1995           1996          1997
                                                                         -------        -------       -------
Operating activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .         $3,589         $7,557       $(2,847)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . .          1,190          2,267         5,050
      Changes in operating assets and liabilities, net of effects from purchase of acquisitions:
         Decrease (increase) in premiums receivable . . . . . . .         (1,049)        (4,887)          736
         (Increase) decrease in accrued interest and other
            current assets  . . . . . . . . . . . . . . . . . . .            134           (286)       (3,374)
         Decrease (increase) in deferred income taxes . . . . . .            (27)           661         1,343
         (Increase) decrease in other assets  . . . . . . . . . .           (222)           300        (5,876)
         Increase (decrease) in accounts payable, accrued
            expenses and claims reserve . . . . . . . . . . . . .           (277)        (2,168)        4,979
         Decrease in unearned premiums  . . . . . . . . . . . . .           (417)        (2,148)       (1,397)
                                                                         -------        -------       -------
            Net cash provided by (used in) operating activities .          2,921          1,296        (1,386)
Investing activities:
   Increase in regulatory deposits  . . . . . . . . . . . . . . .           (408)           (38)         (222)
   Purchases of furniture and equipment . . . . . . . . . . . . .         (2,176)        (4,518)       (7,538)
   Investment in new markets  . . . . . . . . . . . . . . . . . .            (31)          (206)         (168)
   Purchase of acquisitions (net of cash acquired)  . . . . . . .            726        (37,560)       (8,917)
                                                                         -------        -------       -------

            Net cash used in investing activities . . . . . . . .         (1,889)       (42,322)      (16,845)
Financing activities:
   Proceeds from short-term debt  . . . . . . . . . . . . . . . .           ----           ----         6,630
   Proceeds from long-term debt . . . . . . . . . . . . . . . . .          1,154           ----          ----
   Repayment of indebtedness  . . . . . . . . . . . . . . . . . .        (12,577)       (12,092)      (26,194)
   Proceeds from public offering (net)  . . . . . . . . . . . . .         47,965         56,198          ----
   Stock options exercised  . . . . . . . . . . . . . . . . . . .            465             15           187
   Issuance of stock warrants . . . . . . . . . . . . . . . . . .             80           ----          ----
                                                                         -------        -------       -------

            Net cash provided by (used in) financing activities .         37,087         44,121       (19,377)
                                                                         -------        -------       -------
Net increase (decrease) in cash and cash equivalents  . . . . . .         38,119          3,095       (37,608)
Cash and cash equivalents at beginning of period  . . . . . . . .          8,821         46,940        50,035
                                                                         -------        -------       -------
Cash and cash equivalents at end of period  . . . . . . . . . . .        $46,940        $50,035       $12,427
                                                                         =======        =======       =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           $989           $400          $434
                                                                         =======        =======       =======
      Income Taxes  . . . . . . . . . . . . . . . . . . . . . . .         $1,385         $4,104        $1,632
                                                                         =======        =======       =======

Supplemental Schedule of non-cash investing and financing activities:
   In 1997, the Company fully amortized previously deferred new market development costs of $214,000.


                            See accompanying notes.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION: The consolidated financial statements include the accounts of United Dental Care, Inc., and its subsidiaries (the "Company") for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company, through its subsidiaries, contracts with independent practitioners to provide dental services to members in the form of prepaid dental health contracts and/or indemnity dental insurance. The Company is currently licensed to market its prepaid dental plans in 29 states and its indemnity plan in 28 states. As of December 31, 1997, approximately 79.0% of all UDC prepaid plan members were located in seven states: Arizona, Texas, New Jersey, Colorado, Florida, Missouri and Oklahoma.

        REVENUE AND EXPENSE RECOGNITION: Premium revenue is recorded in the month for which the member is entitled to service. Unearned premiums are reflected as current liabilities and consist of amounts billed in the current period for services to be rendered in a subsequent period. Included in unearned premiums are deposits which will be applied against future months' services. Under prepaid dental health contracts, the Company contracts with dentists for a set per-member, per- month capitation fee to provide dental care for its members. Specialty services not covered by capitation fees are recorded as incurred.

        INTANGIBLE ASSETS: Goodwill resulting from the Company's acquisitions (see Note 2) is being amortized on a straight- line basis over forty years. If facts and circumstances were to indicate the carrying amount of goodwill is impaired, the carrying amount would be reduced to an amount representing the undiscounted future cash flows to be generated by the operation. Also included in intangible assets are noncompetition and consulting agreements related to:
(a) the IDH acquisition and valued at $400,000 at acquisition; (b) the US Dental acquisition and valued at $175,000 at acquisition; (c) the AHP acquisition and valued at $600,000 at acquisition; and (d) the OraCare acquisition and valued at $200,000 at acquisition, all of which are being amortized on a straight-line basis over the three to six year terms of such agreements. Accumulated amortization related to these agreements at December 31, 1996 and 1997 was $424,000 and $865,059, respectively.

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which became effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company adopted FAS 121 effective December 31, 1995. The financial statement impact of adopting FAS 121 was not material.

        PRE-OPERATIONAL COSTS: Organizational costs, costs associated with the establishment of the provider network, and pre- operational costs are capitalized and amortized over periods not exceeding 30 months. Pre-operational costs include office rent, salaries, site selection costs, licensing and legal fees, and other costs directly related to commencing business in a new market.

        FURNITURE AND EQUIPMENT: Furniture and equipment are recorded at cost. As discussed more fully in Note 4, depreciation is calculated using the straight-line method over a period of seven to ten years based on the estimated useful life of the related asset.

        CLAIMS RESERVE: The reserve for costs expected to be incurred for services approved during the year as well as costs incurred but not reported are actuarial estimates based on the Company's historical claims data.

        RECLASSIFICATIONS: Certain reclassifications have been made to the 1996 consolidated balance sheet to conform to the classifications used for 1997.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

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

        NET INCOME (LOSS) PER COMMON SHARE: Net income (loss) per common share is presented on the basic and diluted bases in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which was issued by the Financial Accounting Standards Board in February 1997 to become effective for periods ending after December 15, 1997. The Company adopted FAS 128 for the year ended December 31, 1997 and has restated net income (loss) per share for 1995 and 1996. Basic net income (loss) per share is calculated by dividing the net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted net income (loss) per share does not include the effect of any potential issuances of common stock that would have the effect of reducing the loss per common share. Net income (loss) per share data are presented in the Statement of Operations, Note 11, and the attached
Exhibit 11.1. In addition, pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares issued at prices below the original assumed public offering price of $18.00 per share during the twelve months immediately preceding the date of the initial filing of the Registration Statement related to the Company's initial public offering have been included in the calculation of common shares and common equivalent shares using the treasury stock method, as if they were outstanding for all periods presented. EPS amounts for components of net income (loss) may not add to the net income
(loss) amounts presented due to rounding.

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

        New Pronouncements: In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes standards for the reporting and display of comprehensive income and its components. The Company will adopt the standard for the year ending December 31, 1998, as required.

        In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which establishes standards for reporting information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. The Company will adopt the standard beginning with the quarter ending March 31, 1998, but, in accordance with the standard, will not begin reporting the information until the Company issues its annual audited financial statements for the year ending December 31, 1998. The financial statement impact of adopting FAS 130 and FAS 131 is not expected to be material.

2. Acquisitions

        Effective November 1, 1995, the Company completed the acquisition of all of the outstanding common stock of U.S. Dental Management, Inc. ("US Dental") for $12.6 million, composed of $1.3 million in cash at closing, principal payments totaling $1.0 million over the three year period beginning November 30, 1995 and an additional payment of $10.3 million in January 1996 from an amount held in escrow.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

        The acquisition has been accounted for as a purchase and the net assets and results of operations of US Dental and its subsidiaries have been included in the Company's consolidated financial statements beginning November 1, 1995. The purchase price has been allocated to assets and liabilities of US Dental based on their estimated respective fair values. The purchase price exceeded the fair value of US Dental's net assets by $11.9 million of which $11.7 million is recorded as goodwill and $0.2 million is recorded as the value of non-competition and consulting agreements. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $4.3 million and $3.6 million, respectively. As of the purchase date, liabilities assumed included estimated amounts accrued of $238,000 for the termination or relocation of employees and other exit costs of the acquired company. As a result of additional information obtained in 1996, the Company increased this liability and the corresponding cost of US Dental by $643,000.

        Effective February 1, 1996, the Company completed the acquisition of all of the outstanding common stock of both Associated Health Plans, Inc. ("AHP") and Associated Companies, Inc. for $18.5 million composed of $14.4 million in cash at closing, financed through internal funds, and additional payments to be made for up to four years commencing with February 1996.

        The acquisition has been accounted for as a purchase and the net assets and results of operations of both have been included in the Company's consolidated financial statements beginning February 1, 1996. The purchase price has been allocated to assets and liabilities based on their estimated respective fair values. The purchase price exceeded the fair value of net assets by $18.2 million, of which $17.6 million is recorded as goodwill and $0.6 million is recorded as the value of non-competition and consulting agreements. As of the purchase date, liabilities assumed included an estimated amount accrued of $555,000 for the termination or relocation of employees and other exit costs of the acquired company.

        Effective October 1, 1996, the Company completed the acquisition of all of the outstanding common stock of Independent Dental Plans, Inc.
("Independent") for $1.3 million in cash at closing, financed through internal funds.

        The acquisition has been accounted for as a purchase and the net assets and results of operations of Independent have been included in the Company's consolidated financial statements beginning October 1, 1996. The purchase price has been allocated to assets and liabilities of Independent based on their estimated respective fair values. The purchase price exceeded the fair value of Independent's net assets by $1.5 million, all of which was recorded as goodwill. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $0.5 million and $0.7 million, respectively.

        Effective October 1, 1996, the Company completed the acquisition of all of the outstanding common stock of Association Dental Plan, Inc.
("Association") for $3.2 million in cash at closing, financed through internal funds.

        The acquisition has been accounted for as a purchase and net assets and results of operations of Association have been included in the Company's consolidated financial statements beginning October 1, 1996. The purchase price has been allocated to assets and liabilities of Association based on their estimated respective fair values. The purchase price exceeded the fair value of Association's net assets by $3.5 million, all of which was recorded as goodwill. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the subscriber contracts. Assets acquired and liabilities assumed totaled $0.2 million and $0.5 million, respectively. As of the purchase date, liabilities assumed included an estimated amount accrued of $400,000 for the termination or relocation of employees and other exit costs of the acquired company.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

        Effective November 1, 1996, the Company completed the acquisition of all of the outstanding common stock of OraCare DPO, Inc. and a dental management company affiliated with OraCare (collectively, "OraCare"). In addition, as a part of the acquisition, the Company agreed to cause an affiliate to acquire a dental professional association owned by the majority stockholder of OraCare DPO, Inc. These entities were acquired for $30.5 million, composed of $5.6 million in cash at closing, financed through internal funds, and an additional payment of $24.9 million in January 1997 from an amount held in escrow, plus certain contingent payments up to a maximum aggregate amount of $6.0 million based on the financial performance of the Company in the states of New Jersey and Pennsylvania in 1997 and 1998.

        The acquisition has been accounted for as a purchase and the net assets and results of operations of OraCare and its subsidiaries have been included in the Company's consolidated financial statements beginning November 1, 1996. The purchase price has been allocated to assets and liabilities of OraCare based on their estimated respective fair values. The purchase price exceeded the fair value of OraCare's net assets by $31.7 million of which $31.5 million is recorded as goodwill and $0.2 million is recorded as the value of non-competition and consulting agreements. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $2.4 million and $3.3 million, respectively. As of the purchase date, liabilities assumed included an estimated amount accrued of $825,000 for the termination or relocation of employees and other exit costs of the acquired company.

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

        Because of corporate practice of medicine laws in the state of New Jersey, where OraCare operates, the Company does not own the OraCare PA, but, instead, has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the owner of the OraCare PA's capital stock at a nominal cost ("Nominee Arrangement"). In addition, the Company has entered into an exclusive long-term management service agreement with the OraCare PA. Through this agreement, the Company has exclusive authority over decision making relating to all major ongoing operations of the OraCare PA with the exception of the professional aspects of the practice of dentistry as required by New Jersey state law. Under the management service agreement, the Company establishes annual operating and capital budgets for the OraCare PA and compensation guidelines for the licensed dental professionals. The management service agreement has an initial term of ten years with options for additional ten-year terms thereafter. Management fees are based upon billings of the affiliated practice less the amounts necessary to pay professional compensation and other professional expenses, and these fees are meant to compensate the Company for expenses incurred in providing covered services plus all profits and losses. The Company's financial interest in the OraCare PA is unilaterally saleable and transferable by the Company and fluctuates based upon the actual performance of the operations of the OraCare PA.

        Through the Nominee Arrangement, the Company has a significant long-term financial interest in the OraCare PA and, therefore, according to Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other entities with Contractual Management Arrangements," must consolidate the results of the OraCare PA with those of the Company. Because the Company must present consolidated financial statements, net patient service revenues are presented in the accompanying statement of operations.

        Effective November 1, 1996, the Company completed the acquisition of all of the outstanding common stock of Kansas City Dental Care, Inc. ("KCDC") for $12.5 million, composed entirely of cash at closing, financed through internal funds, plus a contingent payment up to a maximum of $2.0 million based on the financial performance of the Company in the states of Missouri and Kansas in the second year after completion of the acquisition. In 1997, the Company paid $625,000 of contingent payments in connection with the acquisition agreement.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

        The acquisition has been accounted for as a purchase and the net assets and results of operations of KCDC have been included in the Company's consolidated financial statements beginning November 1, 1996. The purchase price has been allocated to assets and liabilities of KCDC based on their estimated respective fair values. The purchase price exceeded the fair value of KCDC's net assets by $13.3 million, all of which was recorded as goodwill. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $0.8 million and $1.0 million, respectively. As of the purchase date, liabilities assumed included an estimated amount accrued of $575,000 for the termination or relocation of employees and other exit costs of the acquired company.

        Effective January 1, 1997, the Company completed the acquisition of all of the outstanding common stock of United Dental Care, Inc., an Oklahoma corporation, ("United") for $7.6 million in cash at closing, financed through internal funds.

        The acquisition has been accounted for as a purchase and the net assets and results of operations of United have been included in the Company's consolidated financial statements beginning January 1, 1997. The purchase price has been allocated to assets and liabilities of United based on their estimated respective fair values. The purchase price exceeded the fair value of United's assets by $5.6 million, all of which was recorded as goodwill. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $3.6 million and $1.1 million, respectively. As of the purchase date, an additional liability was accrued in the amount of $525,000 for the termination or relocation of employees and other exit costs of the acquired company.

        Effective June 1, 1997, the Company completed the acquisition of all of the outstanding common stock of International Dental Plan, Inc. ("IDP") for $5.0 million in cash at closing, financed through internal funds.

        The acquisition has been accounted for as a purchase and the net assets and results of operations of IDP have been included in the Company's consolidated financial statements beginning June 1, 1997. The purchase price has been allocated to assets and liabilities of IDP based on their estimated, respective fair values. The purchase price exceeded the fair value of IDP's assets by $4.7 million, all of which was recorded as goodwill. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $1.8 million and $1.0 million, respectively. As of the purchase date, an additional liability was accrued in the amount of $525,000 for the termination or relocation of employees and other exit costs of the acquired company.

        The following represents the unaudited pro forma results of operations as if the Company's acquisitions described above had occurred at the beginning of 1995 (in thousands, except per share data):

                                                                                   UNAUDITED
                                                                             YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                     1995            1996            1997
                                                                    --------        --------        --------
 Revenues  . . . . . . . . . . . . . . . . . . . . . . . .          $140,437        $155,334        $177,373
 Net income(loss) before extraordinary charge  . . . . . .             3,318           8,832          (2,777)
 Extraordinary charge, net of tax  . . . . . . . . . . . .              (142)             --              --
  Net income (loss)  . . . . . . . . . . . . . . . . . . .             3,176           8,832          (2,777)

 Per share amounts:
    Net income (loss) per share before extraordinary charge
       Basic . . . . . . . . . . . . . . . . . . . . . . .          $   0.66         $  1.22         $ (0.31)
       Diluted . . . . . . . . . . . . . . . . . . . . . .              0.61            1.17           (0.31)
    Extraordinary charge per share, net of tax
       Basic . . . . . . . . . . . . . . . . . . . . . . .             (0.03)             --              --
       Diluted . . . . . . . . . . . . . . . . . . . . . .             (0.03)             --              --
    Net income (loss) per common share
       Basic . . . . . . . . . . . . . . . . . . . . . . .              0.63            1.22           (0.31)
       Diluted . . . . . . . . . . . . . . . . . . . . . .              0.58            1.17           (0.31)

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

        The pro forma information is based on historical information adjusted to give effect to the amortization of goodwill and other intangibles. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined operations.

3.  REGULATORY DEPOSITS

        At December 31, 1997, regulatory deposits were recorded at cost and consisted of $1,734,000 in U.S. government obligations and $2,271,000 in certificates of deposit insured by the Federal Deposit Insurance Corporation. The Company has set aside certificates of deposit bearing interest at variable rates as required by various state statutes. The fair value of all financial instruments, determined by reference to market data, approximated their recorded value at each of the balance sheet dates shown.

4.  FURNITURE AND EQUIPMENT

        The Company's furniture and equipment are summarized as follows (in thousands):

                                                            DECEMBER 31,
                                                        1996           1997
Internally developed software . . . . . . . . . .        $ 4,876         $ 8,796
Furniture, fixtures and equipment . . . . . . . .          5,184           8,215
Leasehold improvements  . . . . . . . . . . . . .            165             713
                                                         -------         -------
   Total  . . . . . . . . . . . . . . . . . . . .         10,225          17,724
   Less accumulated depreciation  . . . . . . . .         (3,169)         (5,112)
                                                         -------         -------
Total . . . . . . . . . . . . . . . . . . . . . .        $ 7,056         $12,612
                                                         =======         =======

        Furniture and equipment are stated at cost less accumulated depreciation and are depreciated or amortized over estimated useful lives of ten years for furniture and fixtures, the shorter of (a) the life of the lease or (b) ten years for leasehold improvements and seven years for internally developed software. The Company is capitalizing certain costs associated with implementing a new system for tracking and administering customer data to replace the variety of systems in use by the Company's subsidiaries. The core system was functional by late 1996. Costs of this conversion process are still being incurred by the subsidiaries acquired during 1996 and 1997. All such costs are being depreciated over a seven-year period beginning from the date the core system became functional.

Total depreciation and amortization expense relating to furniture and equipment was $575,000, $717,000 and $1,982,000 for 1995, 1996 and 1997, respectively.

5.  LONG-TERM DEBT

        The Company acquired International Dental Health, Inc. ("IDH") in 1994. A portion of the IDH purchase price was deferred and is payable over the period ended January 1, 2000. The payments may be prepaid without penalty and are not contingent upon the future operations of the Company. The present value of the future payments (assuming no voluntary prepayments, discounted at 7.25%) is recorded as long-term debt. One of the former shareholders of IDH was subsequently appointed a director to the Company. The Company entered into a letter of credit facility relating to the deferral agreements that currently requires annual fees of up to 0.85% of the unpaid amounts under these agreements.

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

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

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

        On November 14, 1996, in conjunction with the acquisition of OraCare (see Note 2), the Company signed promissory notes in an aggregate amount of $24.9 million. The interest rate on the promissory notes was 4.84% per annum, payable at the notes' maturity on January 2, 1997. The Company paid the notes in full on January 2, 1997. In addition, the Company acquired certain capital leases primarily for dental equipment used by the dental professional association.

        The following table summarizes the minimum required future principal reductions (dollars in thousands):

                                 DEFERRED      DEFERRED      DEFERRED
                                   IDH         US DENTAL        AHP
                                 PURCHASE      PURCHASE      PURCHASE       ORACARE
                                  PRICE         PRICE          PRICE        CAPITAL        ANNUAL
                                 PAYMENTS      PAYMENTS      PAYMENTS        LEASES         TOTAL
                                 --------      --------      --------       --------       -------
1998  . . . . . . . . .          $    790      $    263      $    209       $     89       $ 1,351
1999  . . . . . . . . .               849           251            18             76         1,194
2000  . . . . . . . . .               142          --             --              52           194
2001  . . . . . . . . .              --            --             --              15            15
2002 and thereafter . .              --            --             --             --           --
                                 --------      --------      --------       --------       -------
TOTAL                            $  1,781      $    514      $    227       $    232       $ 2,754
                                 ========      ========      ========       ========       =======

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

        The revolving credit facility is secured by the pledge of all the outstanding capital stock of the direct and indirect subsidiaries of the Company and a negative pledge on all other assets. The revolving credit facility contains numerous covenants including, among other things, that the Company cannot, except in certain permitted instances, (i) incur any additional indebtedness; (ii) grant liens on any of the assets of the Company or its subsidiaries; (iii) declare or pay any dividends; or (iv) merge or consolidate with any other entity. In addition, the Company is required to satisfy on an ongoing basis certain financial covenants. The Company's breach of any covenant would result in an event of default under the revolving credit facility. Approximately $8.4 million remained available for working capital and capital expenditures under the revolving credit facility at December 31, 1997.

        On June 29, 1997, the Company signed the first amendment to the revolving credit agreement. The first amendment modified the minimum liquidity coverage ratio covenant and allowed the Company to repurchase outstanding shares of its capital stock. The amendment also allowed the Company to exceed the capital expenditure limit for 1997. The second amendment increased the limit for capital expenditures and working capital not to exceed $15,000,000 in the aggregate at any one time. Additionally, the second amendment provided for certain changes in the financial covenants increasing the availability of advances to the Company.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

        In September 1997, the Company borrowed a total of $6,630,000 under the revolving credit facility. The majority of these funds was used to increase the capital surplus at the Company's indemnity subsidiary United Dental Care Insurance Company.

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

6.  COMMITMENTS AND CONTINGENCIES

        The Company leases office space and certain equipment under operating leases. Rental expense for 1995, 1996 and 1997 was $1,351,000, $1,243,000 and
$1,768,000, respectively.

        Minimum obligations under the operating leases at December 31, 1997 are as follows (dollars in thousands):

  YEAR ENDING DECEMBER 31:
   1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,910
   1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,548
   2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,089
   2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . .           925
   2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .           243
   Thereafter . . . . . . . . . . . . . . . . . . . . . . . . .        ------
                                                                       $5,715
                                                                       ======

        The Company is, and may be in the future, party to litigation arising in the ordinary course of its business. The Company carries insurance protecting it against liability arising out of, among other things, the provision of dental care services by contracting dentists, who are not employees or agents of the Company. Claims against the Company arising out of the provision of dental care services by contracting dentists historically have been rare, but there can be no assurance that the Company will not become involved in such litigation or otherwise become subject to claims relating to its contracting dentists in the future. While the Company has no significant pending claims, there can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities arising out of such claims or that any such claims will be covered by the Company's insurance. The Company is not currently aware of any claims which are not covered by insurance and which may have a material adverse impact upon the financial condition of the Company.

7.  INCOME TAXES

        The provision (benefit) for income taxes allocated to continuing operations consisted of the following components (dollars in thousands):

                                                               1995         1996        1997
                                                              ------       ------     -------
 Current provision (benefit) . . . . . . . . . . . . .        $2,250       $3,744      $  (46)
 Deferred provision (benefit)  . . . . . . . . . . . .          (119)         694        (441)
                                                              ------       ------     -------
 Provision (benefit) for income taxes  . . . . . . . .        $2,131       $4,438     $  (487)
                                                              ======       ======     =======

        The provision for income taxes includes $0, $130,000 and $70,000 for state income taxes for 1995, 1996 and 1997, respectively. The Company pays premium taxes in lieu of state income taxes in several states where it has operations.

        During 1995, 1996 and 1997 certain employees exercised 343,500, 10,000 and 34,200 nonqualified stock options, respectively, resulting in tax savings of approximately $527,000, $125,000 and $213,000, respectively, and a corresponding increase to capital.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

        A reconciliation of the difference between the federal income tax rate and the Company's effective tax rate is as follows:

                                                       1995          1996          1997
                                                      -----         -----         -----
 Federal income tax rate . . . . . . . . . . .         34.0%         34.0%        (34.0)%
 Amortization of goodwill  . . . . . . . . . .          2.0           3.0          22.9
 Tax exempt interest income  . . . . . . . . .         (1.2)         (1.4)         (0.9)
 Other . . . . . . . . . . . . . . . . . . . .          1.6           1.4          (2.6)
                                                      -----         -----         ------
     Effective tax rate  . . . . . . . . . . .         36.4%         37.0%        (14.6)%
                                                      =====         =====         ======

  Deferred tax assets (liabilities) were comprised of the following at December 31:

                                                                      1996            1997
                                                                     ------           ------
Premium reserve . . . . . . . . . . . . . . . . . . . . . .          $  673           $2,144
Depreciation  . . . . . . . . . . . . . . . . . . . . . . .             303              167
Consulting and non-competition agreements . . . . . . . . .              --              100
Accrued acquisition costs . . . . . . . . . . . . . . . . .             942               --
Other . . . . . . . . . . . . . . . . . . . . . . . . . . .              24               72
                                                                     ------           ------
   Gross deferred tax asset . . . . . . . . . . . . . . . .           1,942            2,483
                                                                     ------           ------
Consulting and non-competition agreements . . . . . . . . .            (691)              --
Accrued acquisition costs . . . . . . . . . . . . . . . . .              --           (2,127)
                                                                     ------           ------
   Gross deferred tax liability . . . . . . . . . . . . . .            (691)          (2,127)
                                                                     ------           ------
Net deferred tax asset  . . . . . . . . . . . . . . . . . .          $1,251           $  356
                                                                     ======           ======

        The deferred tax balances above reflect adjustments made for acquisitions completed in 1997 and prior years. The net effect of these adjustments in 1997 resulted in an increase to goodwill of $1,625,500.

        The Company believes it will generate sufficient future taxable income to realize its deferred tax asset. However, there can be no assurance that the Company will realize these assets should the merger discussed in Note 12 be finalized. The Company generated a net operating loss for 1997 of approximately $1.6 million, which will be carried back, resulting in a refund of taxes.

        The Company is currently under examination by the Internal Revenue Service for years 1994 and 1995. Management believes that adequate provision has been made in the financial statements for any adjustments that might be proposed.

8.  EXTRAORDINARY CHARGE

        In September 1995, the Company incurred an extraordinary charge due to the early retirement of debt in the amount of $142,000, net of a tax benefit of $73,000.

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

        The Company has a Key Employee Stock Option Plan pursuant to which 222,000 and 187,800 shares were reserved as of December 31, 1996 and December 31, 1997, respectively. During 1996, 10,000 stock options were exercised at an exercise price of $1.50 and, during 1997, 34,200 stock options were exercised at an average exercise price of $5.30. At December 31, 1997, 21,000 of the 187,800 outstanding Key Employee Stock Option Plan options were exercisable at an average exercise price of $5.64. These options are considered compensatory and have terms of five to ten years; the options are exercisable at various times during the terms of the options at exercise prices ranging from $4.00 to $6.00, which amounts, in management's estimation, were equal to or exceeded market value at the date of grant. The board of directors has terminated the Key Employee Stock Option Plan for the purposes of any additional grants thereunder.

        In 1995, the Company's board of directors adopted a new employee stock option plan (the "1995 Plan") that provides only for the grant of non-qualified stock options. The 1995 Plan originally provided that a total of 300,000 shares of common stock may be issued pursuant to the options granted under the 1995 Plan, and, in 1996, the stockholders approved an increase to 800,000 shares. In addition to discretionary grants of stock options to employees, the 1995 Plan provides for the automatic one-time grant of stock options for 16,000 shares of common stock to certain qualifying non- employee directors who were either serving on the board of directors of the Company when the 1995 Plan was adopted by the board of directors

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES or subsequently elected to the board of directors (to the extent that options are available under the 1995 Plan). Such director options are exercisable in 25% increments beginning one year after the date of grant. At December 31, 1997, options for 419,000 shares had been granted under the 1995 Plan, 16,000 of which were exercisable at an option price of $7.00. These options are considered compensatory and have terms of ten years; the options are exercisable at various times during the terms of the options at exercise prices ranging from $11.25 to $37.13, which amounts were equal to or exceeded market value at the date of grant. Option grants to employees other than directors generally vest and are exercisable cumulatively in equal installments over a five year period commencing two years from the date of grant.

        The combined historical activity in the Company's option plans since December 31, 1994 has been as follows:

                                      1995                       1996                        1997
                               ---------------------      ----------------------      ---------------------
                                            WEIGHTED                    WEIGHTED                   WEIGHTED
                                            AVERAGE                     AVERAGE                     AVERAGE
                               OPTIONS      EXERCISE      OPTIONS       EXERCISE      OPTIONS      EXERCISE
                                (000)        PRICE         (000)         PRICE         (000)         PRICE
                               -------      --------      --------      --------      -------       --------
Outstanding at
   beginning of year  . . .    635.5         $3.06         374.0         $ 6.01        617.0        $22.60
   Granted  . . . . . . . .    112.0          8.60         383.0          34.51        636.0         18.67
   Exercised  . . . . . . .   (343.5)         1.35         (10.0)          1.50        (34.2)         5.30
   Forfeited  . . . . . . .    (30.0)         6.25        (130.0)         11.60       (332.0)        34.11
                              ------                      ------                       -----
Outstanding at
   end of year  . . . . . .    374.0          6.01         617.0          22.60        886.8         16.14
                              ======                      ======                       =====
Exercisable at
   end of year  . . . . . .       --            --          15.5           6.27         38.5          7.43

Weighted average
fair value of options
granted during year . . . .  $  2.24                    $  14.80                       $8.06

  The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                 OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                  -------------------------------------------------      -----------------------------
                                      WEIGHTED
                                       AVERAGE            WEIGHTED                           WEIGHTED
                                      REMAINING           AVERAGE                           AVERAGE
EXERCISE                             CONTRACTUAL          EXERCISE                          EXERCISE
 PRICE ($)         NUMBER           LIFE (YEARS)          PRICE ($)        NUMBER           PRICE ($)
----------        -------           ------------          ---------        -------          ---------
 4.000             27,000                5.00              4.000                --               --
 5.500             30,000                3.83              5.500            15,000             5.50
 6.000            130,800                4.02              6.000             6,000             6.00
 7.000             32,000                7.33              7.000            16,000             7.00
11.250             60,000                9.96             11.250                --               --
13.625             75,000                9.67             13.625                --               --
16.000             57,000                9.63             16.000                --               --
17.600            240,000                9.63             17.600                --               --
22.310            100,000                9.33             22.310                --               --
27.000            104,000               10.50             27.000                --               --
37.130             31,000                7.23             37.130             1,500            37.13
                 --------                                                   ------
                  886,800                8.39             16.140            38,500             7.43
                 ========                                                   ======


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

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

        Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for each option grant has been estimated at the date of grant using a Black-Scholes multiple option pricing model that treats each option vesting date as a separate option for purposes of the valuation. Thus, the assumptions concerning the risk-free interest rate may vary for each separate vesting date. The expected life of each separate vesting date is determined by estimating the time period between vesting and exercise, taking into account such factors as the age and financial resources of the individual being granted the option. The Company has not paid any dividends and does not anticipate paying dividends at any time during the life of options granted in 1995, 1996 and 1997.

        The assumed weighted average risk-free interest rate was 7.75%, 6.07% and 6.27% for options granted in 1995, 1996 and 1997, respectively. The assumed weighted average volatility was zero for options granted in 1995 (the Company was privately owned when the options were granted), 35.0% for options granted in 1996 and 31.7% for options granted in 1997. The assumed weighted average expected life was 4.1 years, 5.6 years and 6.0 years for options granted in 1995, 1996 and 1997, respectively.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Forfeitures are recognized as they occur. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                    1995           1996             1997
                                                  ------          ------         --------
Net income (loss):
  As reported . . . . . . . . . . . . .           $3,589          $7,557         $(2,847)
  Pro forma . . . . . . . . . . . . . .           $3,558          $6,971         $(3,059)

Earnings (loss) per share:
  As reported
     Basic  . . . . . . . . . . . . . .            $0.71           $1.04          $(0.32)
     Diluted  . . . . . . . . . . . . .            $0.66           $1.00          $(0.32)
  Pro forma . . . . . . . . . . . . . .
     Basic  . . . . . . . . . . . . . .            $0.70           $0.96          $(0.34)
     Diluted  . . . . . . . . . . . . .            $0.65           $0.92          $(0.34)

10. STATUTORY NET WORTH COMPARED TO STOCKHOLDERS' EQUITY PER GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        Certain assets recognized under generally accepted accounting principles are considered non-admissible under statutory accounting practices as filed and submitted in the annual reports to the states of domicile of the various subsidiaries required to submit such reports. These nonadmitted assets create differences between statutory net worth as reported on the annual filing and total stockholders' equity as recorded under generally accepted accounting principles.

                   UNITED DENTAL CARE, INC. AND SUBSIDIARIES

        Statutory net worth of the Company's subsidiaries that are subject to state insurance regulations totaled approximately $17.0 million and $26.7 million at December 31, 1996 and 1997, respectively. Of these amounts, United Dental Care Insurance Company ("UDCIC") represents $3.8 million and $5.6 million at December 31, 1996 and 1997, respectively. UDCIC is subject to the Arizona insurance statutes and regulations and is required to maintain minimum capital and surplus of $500,000 and without the prior approval of the Arizona Department of Insurance may not pay a dividend greater than the lesser of 10% of capital and surplus as of the end of the prior year or net investment income for the prior year. UDCIC received approval from the Arizona Department of Insurance to pay a dividend of $2.5 million in 1996.

        Statutory net income of the Company's subsidiaries for 1996 and 1997 was $8.9 million and $3.7 million, respectively.

11.  SUPPLEMENTARY FINANCIAL INFORMATION

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             1996 QUARTERS                           1997 QUARTERS
                                  ------------------------------------  ---------------------------------------
                                  FIRST    SECOND    THIRD     FOURTH     FIRST     SECOND     THIRD    FOURTH
                                  -----    ------    -----     ------     -----     ------     -----    -------
Revenues  . . . . . . . . . .    $24,794   $26,331   $26,713   $35,810    $45,023   $44,203   $41,493    $43,980
Net income (loss) . . . . . .    $ 1,411   $ 1,645   $ 1,876   $ 2,625    $ 1,452   $(4,433)  $(1,312)   $ 1,446

Net income (loss) per share:
   Basic earnings (loss) per
    share . . . . . . . . . .      $0.20     $0.24    $0.27      $0.32      $0.16    $(0.50)    $0.15      $0.16
   Diluted earnings (loss) per
    share . . . . . . . . . .      $0.19     $0.23    $0.26      $0.31      $0.16    $(0.50)    $0.15      $0.16

There were no extraordinary items in 1996 or 1997.

12.  SUBSEQUENT EVENT

        On March 10, 1998, the Company entered into an Agreement and Plan of Merger (the"Merger Agreement") with Protective Life Corporation ("Protective"), a Delaware corporation, and PLC Merger Subsidiary Corporation ("MergerSub"), a Delaware corporation and wholly-owned subsidiary of Protective, pursuant to which the Company would be merged with and into MergerSub (the "Merger") and MergerSub would be the surviving corporation.

        In the Merger, the stockholders of the Company would receive for each share of outstanding common stock of the Company a combination of $9.31 in cash and 0.2893 shares of common stock, $0.50 par value per share, of Protective ("Protective Common Stock") (after giving effect to the two-for-one stock split announced by Protective on March 2, 1998 and payable on April 1, 1998 to the holders of Protective Common Stock). The Merger Agreement provides that the Company may terminate the Agreement if the price of Protective Common Stock is below $27.50 per share and Protective may terminate the Agreement if the price of Protective Common Stock is above $39.50 per share (after adjustment for Protective's stock split).

        The Merger is subject to approval by the stockholders of the Company, the applicable requirements of the Hart-Scott- Rodino Antitrust Improvements Act of 1976, as amended, regulatory approvals and other customary closing conditions; therefore, there can be no assurance as to whether or when the Merger will be completed.

                                 EXHIBIT INDEX

Number                             Exhibit
-----                              -------
3.01    Restated Certificate of Incorporation of the Company (filed as Exhibit
        3.01 to the Company's Registration Statement on Form S-1, Registration
        Number 33-94356 (the "1995 Registration Statement") and incorporated herein by reference).
3.02    Amended and Restated Bylaws of the Company (filed as Exhibit 3.02 to the 1995 Registration Statement and incorporated herein by reference).
4.01    Specimen Common Stock Certificate (filed as Exhibit 4.01 to the 1995
        Registration Statement and incorporated herein by reference).
10.01   Non-Competition Agreement dated as of September 16, 1994 among United
        Dental Care, Inc., The Adaven Group Limited Partnership and Robert J.
        Nettinga (filed as Exhibit 10.06 to the 1995 Registration Statement and
        incorporated herein by reference).
10.02   Agreement for Consulting Services dated as of September 16, 1994 between United Dental Care, Inc. and The Adaven Group Limited
        Partnership (filed as Exhibit 10.07 to the 1995 Registration Statement and incorporated herein by reference).
10.03   Non-Competition Agreement dated as of September 16, 1994 among United
        Dental Care, Inc., Omega Marine Development, Inc. and Paul C. Nettinga
        (filed as Exhibit 10.08 to the 1995 Registration Statement and
        incorporated herein by reference).
10.04   Agreement for Consulting Services dated as of September 16, 1994 between United Dental Care, Inc. and Omega Marine Development, Inc.
        (filed as Exhibit 10.09 to the 1995 Registration Statement and
        incorporated herein by reference).
10.05   Stockholders Agreement dated as of September 16, 1994 among United
        Dental Care, Inc., certain stockholders of United Dental Care, Inc.
        named therein and Robert J. Nettinga (filed as Exhibit 10.10 to the
        1995 Registration Statement and incorporated herein by reference).
10.06   Irrevocable Letter of Credit dated September 16, 1994 in the amount of
        $4,023,500 in favor of The Adaven Group Limited Partnership (filed as
        Exhibit 10.11 to the 1995 Registration Statement and incorporated herein by reference).
10.07   Amended and Restated Application and Agreement for $4,023,500 Standby
        Letter of Credit in favor of The Adaven Group Limited Partnership dated
        September 16, 1994 by United Dental Care, Inc. to NationsBank of Texas,
        N.A. (filed as Exhibit 10.09 to the Company's Registration Statement on
        Form S-1, Registration Number 333-12425 (the "1996 Registration
        Statement") and incorporated herein by reference).
10.08   Administrative Services Agreement (as amended) dated as of January 1,
        1995 between United Dental Care, Inc. and R.E. Harrington, Inc., and
        Memorandum of Understanding in connection therewith dated as of January
        1, 1995 (filed as Exhibit 10.28 to the 1995 Registration Statement and
        incorporated herein by reference).
10.09   Consulting Agreement dated September 27, 1995, between United Dental
        Care, Inc. and Dolores A. Kordek (filed as Exhibit 10.9 to the 1995
        Form 10-Q and incorporated herein by reference).
10.10   Consulting Agreement dated September 27, 1995, between United Dental
        Care, Inc. and Christopher A. Jehle (filed as Exhibit 10.10 to the 1995
        Form 10-Q and incorporated herein by reference).
10.11   Stock Purchase Agreement dated as of December 14, 1995 among United
        Dental Care, Inc., R. Bruce Buchanan, Joseph V. Errante, D.D.S.,
        Margaret R. Errante, D.D.S., The Francesca Irena Errante Irrevocable
        Trust U/A 10/1/95, The Alexandra Nicole Errante Irrevocable Trust U/A
        10/1/95, Timothy J. Moncher, Associated Health Plans, Inc. and
        Associated Companies, Inc. (filed as Exhibit 10.1 to the Company's
        Current Report on Form 8-K filed January 22, 1996, File No. 0-26688
        (the "Form 8-K"), and incorporated herein by reference).
10.12   First Amendment to Stock Purchase Agreement dated as of January 17,
        1996 among United Dental Care, Inc., R. Bruce Buchanan, Joseph V.
        Errante, D.D.S., Margaret R. Errante, D.D.S., The Francesca Irena
        Errante Irrevocable Trust U/A 10/1/95, The Alexandra Nicole Errante
        Irrevocable Trust U/A 10/1/95, Timothy J. Moncher, Associated Health
        Plans, Inc. and Associated Companies, Inc. (filed as Exhibit 10.2 to the Form 8-K and incorporated herein by reference).
10.13   Non-Competition Agreement, dated January 22, 1995, between United
        Dental Care, Inc. and R. Bruce Buchanan (filed as Exhibit 10.3 to the
        Form 8-K, and incorporated herein by reference). The three other
        Non-Competition Agreements between United Dental Care, Inc. and Joseph
        V. Errante, D.D.S., Margaret R. Errante, D.D.S. and Timothy J. Moncher,
        respectively, are identical in form except as to the parties thereto and are therefore omitted from this filing.


10.15   Stock Purchase Agreement among United Dental Care, Inc., as Purchaser,
        Gilbert G. Finger, Patricia L. Schubring, Edward K. Halstead, Birchtree
        Enterprises and Binkley & Stewart, P.C., as Sellers, and Independent
        Dental Plans, Inc. dated as of June 28, 1996 (filed as Exhibit 10.27 to the 1996 Registration Statement and incorporated herein by reference).
10.16   Stock Purchase Agreement between United Dental Care, Inc., as
        Purchaser, and UICI, as Seller, dated as of September 10, 1996, for all the issued and outstanding shares of capital stock of Association
        Dental Plan, Inc., a District of Columbia corporation (filed as Exhibit
        10.28 to the 1996 Registration Statement and incorporated herein by reference).
10.17   Stock Purchase Agreement between United Dental Care, Inc., as
        Purchaser, and UICI, as Seller, dated as of September 10, 1996, for all the issued and outstanding shares of capital stock of International
        Dental Plans, Inc., a Florida corporation (filed as Exhibit 10.30 to the 1996 Registration Statement and incorporated herein by reference).
10.18 Earnest Money Escrow Agreement among United Dental Care, Inc., UICI, and Texas Commerce Bank National Association, dated as of September 10,
        1996, regarding the purchase of all the issued and outstanding shares of capital stock of International Dental Plans, Inc., a Florida corporation (filed as Exhibit 10.31 to the 1996 Registration Statement and incorporated herein by reference).
10.19 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and UICI, United Management & Consulting, Inc., United Management &
        Consulting Retirement Plan, and Marie C. Montgomery Revocable Trust
        U/T/A March 23, 1992, as Seller, dated as of September 10, 1996, for the purchase of 90% of the issued and outstanding shares of capital stock of United Dental Care, Inc., an Oklahoma corporation (filed as
        Exhibit 10.32 to the 1996 Registration Statement and incorporated herein by reference).
10.20 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and John E. Carlin, Ph.D., Frank J. Schloegel, III, J. Dennis Dlabal,
        D.D.S., The John E. Carlin Charitable Remainder Unitrust, UID June 28,
        1996, The Frank J. Schloegel Charitable Remainder Unitrust I, UID July
        12, 1996, The Frank J. Schloegel Charitable Remainder Unitrust II, UID
        July 12, 1996, The J. Dennis Dlabal Charitable Remainder Trust UID
        September 5, 1996, as Sellers, and Kansas City Dental Care, Inc., dated as of September 11, 1996 (filed as Exhibit 10.34 to the 1996
        Registration Statement and incorporated herein by reference).
10.21 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., Lisa M. Mazzone, Frank A. Pettisani,
        Jr., D.D.S., Charles A. Costa, and Donna Costa, as Sellers, and OraCare
        Consultants, Inc., dated as of September 5, 1996 (filed as Exhibit
        10.36 to the 1996 Registration Statement and incorporated herein by reference).
10.22 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., as Seller, and OraCare Dental
        Associates, P.A., dated as of September 5, 1996 (filed as Exhibit 10.38 to the 1996 Registration Statement and incorporated herein by reference).
10.23 Stock Purchase Agreement among United Dental Care, Inc., as Purchaser, and Frank A. Pettisani, D.D.S., Frank A. Pettisani, Jr., D.D.S.,
        Charles A. Costa, and Donna Costa, as Sellers, and OraCare DPO, Inc., dated as of September 5, 1996 (filed as Exhibit 10.39 to the 1996
        Registration Statement and incorporated herein by reference).
10.24   Letter Agreement dated November 14, 1996 between United Dental Care,
        Inc. and Peter R. Barnett, D.M.D., regarding ownership of stock of OraCare Dental Associates, P.A.(filed as Exhibit 10.24 to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1996
        (the "1996 Form 10-K") and incorporated herein by reference).
10.25   Management Agreement dated November 14, 1996 between OraCare
        Consultants, Inc. and OraCare Dental Associates, P.A. (filed as Exhibit
        10.25 to the 1996 Form 10-K and incorporated herein by reference).
10.26   Revolving Credit Agreement, dated as of November 14, 1996, between
        United Dental Care, Inc., NationsBank of Texas, N.A., as Agent for the
        Lenders named therein, and the Lenders (filed as Exhibit 10.26 to the 1996 Form 10-K and incorporated herein by reference).
10.27   Warrant, dated February 26, 1996, held by Mark E. Pape to purchase
        Common Stock of the Company (filed as Exhibit 10.27 to the 1996 Form
        10-K and incorporated herein by reference).
10.28   Employment Agreement dated as of May 13, 1996, between United Dental
        Care, Inc., and William H. Wilcox (filed as Exhibit 10.40 to the 1996
        Registration Statement and incorporated herein by reference).
10.29   Employment Agreement dated as of June 1, 1996, between United Dental
        Care, Inc., and Mark E. Pape (filed as Exhibit 10.41 to the 1996
        Registration Statement and incorporated herein by reference).
10.30   Employment Agreement dated as of June 1, 1996, between United Dental
        Care, Inc. and Peter R. Barnett, D.M.D. (filed as Exhibit 10.42 to the
        1996 Registration Statement and incorporated herein by reference).
10.31   Master Software License and Services Agreement dated as of June 20,
        1995 between Software Technologies Corporation and United Dental Care,
        Inc. (filed as Exhibit 10.29 to the 1995 Registration Statement and incorporated herein by reference).
10.32   United Dental Care, Inc. Amended and Restated 1989 Key Employee Stock
        Option Plan (filed as Exhibit 4.4 to the Company's Registration
        Statement on Form S-8, Registration Number 333-20043 and incorporated herein by reference).

10.33   United Dental Care, Inc. 1995 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8, Registration
        Number 333-20043 and incorporated herein by reference).
10.34   United Dental Care, Inc. Executive Incentive Plans for 1996 for Mr.
        Wilcox, Mr. Pape and Dr. Barnett (filed as Exhibit 10.47 to the 1996
        Registration Statement and incorporated herein by reference).
10.35   United Dental Care, Inc. Executive Incentive Plans for 1997 for Mr.
        Wilcox, Mr. Pape and Dr. Barnett.
10.36   First Amendment to Revolving Credit Agreement (filed as Exhibit 10.01 to the third quarter Form 10-Q and incorporated herein by reference).
10.37*  Stock Option Agreement dated as of August 15, 1997 between United
        Dental Care, Inc. and William H. Wilcox.
10.38*  Employment Agreement dated as of November 1, 1997 between United Dental
        Care, Inc. and John W. McCarty.
10.39*  Stock Option Agreement dated as of November 1, 1997 between United
        Dental Care, Inc. and John W. McCarty.
10.40*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Jack R. Anderson.
10.41*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and George E. Bello.
10.42*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Jamed E. Buncher.
10.43*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Robert J. Nettinga.
10.44*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Donald E. Steen.
10.45*  United Dental Care, Inc. Executive Incentive Plans for 1998.
10.46*  Family Dentist Agreement dated as of December 31, 1997 between United
        Dental Care of Arizona, Inc. and Associated Dental Care Providers,
        P.C., an Arizona professional corporation.
10.47*  Second Amendment to Revolving Credit Agreement dated February 20, 1998.
10.48   Agreement and Plan of Merger dated as of March 10, 1998 and amended as of March 17, 1998 by and among Protective Life Corporation, PLC Merger
        Subsidiary Corporation and the Company (filed as Exhibit 2.1 to the
        Company's Current Report on Form 8-K filed on March 16, 1998 and incorporated herein by reference).
10.49*  First Amendment dated March 10, 1997 to the Employment Agreement of
        November 10, 1997 between United Dental Care, Inc. and John W. McCarty.
10.50*  First Amendment dated March 10, 1997 to the Employment Agreement of
        June 1, 1996 between United Dental Care, Inc. and Peter R. Barnett,
        DMD.
11.1*   Statement Regarding Computation of Per Share Earnings.
21.1*   List of Subsidiaries of Registrant.
23.1*   Consent of Price Waterhouse LLP.
27.1*   Financial Data Schedule.
----------------------
*   Filed herewith.