Form 10-Q
period 1998-03-31
UNITED DENTAL CARE INC /DE/
filed 1998-05-13
CIK 948556

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

The number of shares outstanding of the issuer's only class of $.10 par value common stock as of May 12, 1998 was 8,982,616.

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

                  o        Consolidated Balance Sheets
                             December 31, 1997 and March 31, 1998............................................3

                  o        Consolidated Statements of Income
                             for the three months ended March 31, 1997 and 1998..............................4

                  o        Consolidated Statements of Cash Flows
                             for the three months ended March 31, 1997 and 1998..............................5

                  Notes to Consolidated Financial Statements.................................................6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.....................................................9

PART II.  OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security-Holders.......................................13

Item 5.           Merger with Protective Life Corporation...................................................13

Item 6.           Exhibits and Reports on Form 8-K..........................................................13

SIGNATURES..................................................................................................14



                                     2 of 14

                          PART I. FINANCIAL INFORMATION


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS


                            United Dental Care, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                      December 31,       March 31,
                                                                          1997             1998
                                                                      ------------     ------------
                                                                                        (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents ....................................     $     12,427     $     21,249
   Premiums receivable, net .....................................           10,606            9,780
   Accrued interest and other current assets ....................            4,416            3,800
   Deferred taxes, current ......................................            1,592            1,592
                                                                      ------------     ------------
        Total current assets ....................................           29,041           36,421
Regulatory deposits .............................................            4,005            4,011
Furniture and equipment, net ....................................           12,612           13,026
Intangible assets, net ..........................................          105,479          104,696
Pre-operational costs, net ......................................              295              250
Other assets, net ...............................................                8               --
                                                                      ------------     ------------
TOTAL ASSETS ....................................................     $    151,440     $    158,404
                                                                      ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses ........................     $      9,771     $      9,092
   Current portion of debt and revolving credit facility ........            7,981           14,724
   Claims reserve ...............................................            5,936            4,762
   Unearned premiums ............................................            2,065            2,243
                                                                      ------------     ------------
        Total current liabilities ...............................           25,753           30,821
Deferred taxes, noncurrent ......................................            1,236            1,236
Long-term debt, net of current portion ..........................            1,403            1,403
                                                                      ------------     ------------
        Total liabilities .......................................           28,392           33,460
                                                                      ------------     ------------

Stockholders' Equity:
   Preferred stock, $.10 par value ..............................               --               --
   Common stock, $.10 par value .................................              894              898
   Additional paid-in-capital ...................................          108,620          108,995
   Retained earnings ............................................           13,534           15,051
                                                                      ------------     ------------
        Total stockholders' equity ..............................          123,048          124,944
                                                                      ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................     $    151,440     $    158,404
                                                                      ============     ============


   The accompanying notes are an integral part of these financial statements.


                                     3 of 14

                            United Dental Care, Inc.
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1997           1998
                                                       ----------     ----------
Revenues:
    Dental services revenues .....................     $   44,848     $   43,279
    Interest income ..............................            175            144
                                                       ----------     ----------
           Total revenues ........................         45,023         43,423
                                                       ----------     ----------
Costs and expenses:
    Dental services expense ......................         30,200         27,253
    Sales and marketing ..........................          4,706          4,635
    General and administrative ...................          6,326          7,149
    Depreciation and amortization ................          1,136          1,363
    Interest expense .............................            147            258
                                                       ----------     ----------
           Total costs and expenses ..............         42,515         40,658
                                                       ----------     ----------
Income before income taxes .......................          2,508          2,765
Provision for income taxes .......................          1,056          1,248
                                                       ----------     ----------
Net income .......................................     $    1,452     $    1,517
                                                       ==========     ==========

Shares outstanding (in thousands):
  Basic ..........................................          8,918          8,952
  Diluted ........................................          9,159          9,106

  Net income per common share:
    Basic ........................................     $     0.16     $     0.17
    Diluted ......................................     $     0.16     $     0.17


   The accompanying notes are an integral part of these financial statements.


                                     4 of 14

                            United Dental Care, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                         For Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                         1997              1998
                                                                                     ------------      ------------
Operating activities:
  Net income ...................................................................     $      1,452      $      1,517
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..............................................            1,136             1,363
    Changes in operating assets and liabilities:
      Decrease (increase) in premiums receivable ...............................           (2,607)              826
      Decrease (increase) in accrued interest and other current assets .........             (590)              616
      Increase (decrease) in accounts payable, accrued expenses
        and claims reserve .....................................................            4,729            (1,853)
      Decrease (increase) in other assets and intangibles ......................              597                (2)
      Increase (decrease) in unearned premiums .................................             (295)              178
                                                                                     ------------      ------------
        Net cash provided by operating activities ..............................            4,422             2,645

Investing activities:
  Purchases of furniture and equipment .........................................           (2,466)             (939)
  Decrease (increase) in regulatory deposits ...................................               28                (6)
  Investment in new markets ....................................................             (111)               --
  Purchase of acquisitions (net of cash acquired) ..............................           (7,589)               --
                                                                                     ------------      ------------
        Net cash used in investing activities ..................................          (10,138)             (945)

Financing activities:
  Increase in short-term debt ..................................................               --             7,000
  Repayment of indebtedness ....................................................          (25,080)             (257)
  Stock options exercised ......................................................              103               379
                                                                                     ------------      ------------
        Net cash provided by (used in) financing activities ....................          (24,977)            7,122

                                                                                     ------------      ------------
Net increase (decrease) in cash and cash equivalents ...........................          (30,693)            8,822
Cash and cash equivalents:
  Beginning of period ..........................................................           50,035            12,427
                                                                                     ------------      ------------
  End of period ................................................................     $     19,342      $     21,249
                                                                                     ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest .................................................................     $        228      $        199
                                                                                     ============      ============
      Income taxes .............................................................     $         16      $         48
                                                                                     ============      ============


   The accompanying notes are an integral part of these financial statements.


                                     5 of 14

                            United Dental Care, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.           Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required under generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's 1997 Annual Report on Form 10-K. However, this information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the year to date are not necessarily indicative of the results to be expected for the full year.

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

The acquisition has been accounted for as a purchase and net assets and results of operations of Association have been included in the Company's consolidated financial statements beginning October 1, 1996. The purchase price has been allocated to assets and liabilities of Association based on their estimated respective fair values. The


                                     6 of 14
purchase price exceeded the fair value of Association's net assets by $3.5 million, all of which was recorded as goodwill. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the subscriber contracts. Assets acquired and liabilities assumed totaled $0.2 million and $0.5 million, respectively. As of the purchase date, liabilities assumed included an estimated amount accrued of $400,000 for the termination or relocation of employees and other exit costs of the acquired company.

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

In response to certain regulations in New Jersey, the capital stock of the OraCare dental professional association (the "OraCare PA"), was acquired by a company officer who is a licensed New Jersey dentist. Additionally, the dentist has provided the Company, for nominal consideration, with an option to transfer, at the Company's discretion, the ownership of the dental professional association to another licensed dentist of the Company's choosing. Successor dentists will be required to provide a comparable option to the Company as a condition of the transfer of the ownership of the dental professional association to each successor dentist.

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

Through the Nominee Arrangement, the Company has a significant long-term financial interest in the OraCare PA and, therefore, according to Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94,


                                     7 of 14

Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements," must consolidate the results of the OraCare PA with those of the Company. Because the Company must present consolidated financial statements, net patient service revenues are presented in the accompanying statements of income.

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

Effective June 1, 1997, the Company completed the acquisition of all of the outstanding common stock of International Dental Plans, Inc. ("IDP") for $5.0 million in cash at closing, financed through internal funds.

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


                                     8 of 14

3.           Stockholders' Equity

In October 1996, the Company completed a public offering of 2,000,000 shares of its common stock for $30.00 per share (the "Offering"), resulting in net proceeds of $56.2 million. The Company used a portion of the proceeds to complete the acquisitions of Independent, Association, OraCare and KCDC in the fourth quarter of 1996 and of United and IDP in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission (the "Commission"), press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate,""project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Such statements involve risks, uncertainties and other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including forms 8-K, 10-Q and 10-K, and include, among others, the following: heightened competition, including specifically the intensification of price competition; adverse state and federal legislation and regulation; loss of key executives; the ability to attract and retain qualified dentists for the Company's networks; general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; demographic changes; customer service, adverse publicity, fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the entry of new competitors and the development of new products or services by new and existing competitors; failure to obtain new customers or failure to retain existing customers; inability to carry out marketing and sales plans; the loss of significant suppliers, business disruptions; changes in business strategy or development plans; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report may include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. These forward looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are hereby expressly qualified in their entirety.


                                     9 of 14

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of revenues represented by the items reflected in the Company's consolidated statements of income:


                                                          For three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1997         1998
                                                          --------     --------
         Revenues:
               Managed benefits .......................       84.3%        80.8%
               Indemnity ..............................       12.5         15.6
               Dental centers .........................        5.3          6.1
                   Less:  Intercompany ................       (2.5)        (2.8)
               Interest ...............................        0.4          0.3
                                                          --------     --------

                     Total revenues ...................      100.0        100.0
                                                          --------     --------

         Expenses:
               Dental services:
                  Managed benefits ....................       51.3         46.1
                  Indemnity ...........................       14.1         14.5
                  Dental centers ......................        4.2          5.0
                     Less:  Intercompany ..............       (2.5)        (2.8)
                                                          --------     --------

                     Subtotal .........................       67.1         62.8


               Sales and marketing expenses ...........       10.5         10.7
               General and administrative expenses ....       14.0         16.4
               Depreciation and amortization ..........        2.5          3.1
               Interest expense .......................        0.3          0.6
                                                          --------     --------

                     Total expenses ...................       94.4         93.6
                                                          --------     --------

         Net income before income taxes ...............        5.6          6.4
         Income tax expense ...........................        2.3          2.9
                                                          --------     --------

         Net income ...................................        3.3%         3.5%
                                                          ========     ========


Comparison of First Quarter of 1998 to First Quarter of 1997

Revenues. Total revenues for the quarter ended March 31, 1998, decreased by $1.6 million or 3.6% to $43.4 million. During the three months ended March 31, 1998, membership declined from approximately 1.9 million at December 31, 1997 to approximately 1.8 million, principally attributable to the termination of 120,000 Arizona Medicaid members effective January 1, 1998. Membership at March 31, 1998 decreased by approximately 126,000 members compared to the same period in 1997, again principally attributable to the termination of Arizona Medicaid membership. Indemnity revenues were $6.8 million representing a 20.6% increase compared to 1997 while indemnity membership declined 6.8% during the same period. This trend reflects an improvement in the determination of renewal premium rates commensurate with past claims experience. Point of service revenues, including both managed benefits and indemnity, were $3.1 million representing a 4.1% increase compared to 1997 although membership for both periods remained comparable.

Dental Services Expense. Dental services expense decreased by approximately $2.9 million or 9.8%, to $27.3 million in 1998 compared to 1997. Dental services expense as a percentage of total revenues decreased to 62.8% in 1998 from 67.1% in 1997. Compared to 1997, managed benefit expenses decreased by $3.1 million or 13.8%. As a percentage of managed benefit revenues, managed benefit expenses decreased to 56.7% from 60.8%, principally as a result of the termination of the Arizona Medicaid membership. Dental services expense for the Company's fee-for-service products, consisting of indemnity and point of service, decreased by 1.0% to $6.3 million compared to the


                                    10 of 14
first three months in 1997. Generally, it is management's intention to continue to increase premiums in all markets over the next several years, as market conditions permit, thereby increasing revenues. In most markets, amounts paid to general dentists through capitation payments will also be increased to maintain the Company's competitive position and to improve the economics for managed care general dentists.

Sales and Marketing Expenses. Sales and marketing expenses decreased 1.5% to $4.6 million in 1998 from $4.7 million in 1997. A portion of the sales and marketing costs, such as base salaries of field sales personnel and office rents, are fixed so that the expenses as a percentage of revenues decline as revenues increase.

General and Administrative Expenses. General and administrative expenses increased 13% to $7.1 million in 1998 from $6.3 million in 1997. A significant portion of this increase is attributable to increased staffing in the Company's customer service, group service and information systems operations. Until the acquisitions' systems are fully integrated, the Company will not be able to achieve significant administrative cost reductions. In addition, costs associated with the payment of fee-for-service claims are greater in 1998 due to the larger volume of claims paid by the third party administrator which experienced a backlog during the same period in 1997.

Depreciation and Amortization. Depreciation and amortization expenses increased 20% to $1.4 million in 1998 from $1.1 million in 1997. This increase was the result of amortization of the goodwill and the consulting and non-competition agreements attributable to the acquisition of IDP and depreciation related to the Company's new computer system.

Interest Expense. Interest expense consists primarily of: (i) interest expense for borrowings under or commitment fees associated with the Company's credit facility; (ii) imputed interest related to acquisition related non-competition and contingent payment agreements; and (iii) capitalized leases. Interest expense increased approximately $111,000 in 1998 compared to 1997, principally related to borrowings under the Company's credit facility.

Taxes. For the three months ended March 31, 1998, the effective tax rate was 45.1%. The effective tax rate varied from the statutory tax rate of 34.5% primarily as the result of the non-deductibility of the amortization of the goodwill incurred in the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's historical operating cash requirements have been met through cash provided by operations. Net cash provided by operating activities was $2.6 million for the three months ended March 31, 1998. A decrease in accounts payable, accrued expenses and claims reserves represented a use of cash of $1.9 million largely as a result of a decrease of $1.1 million in required claims reserves, principally for indemnity, specialty referrals and Arizona Medicaid.

The Company's primary cash need after operations (other than capital expenditures) is for debt service on consulting and non-competition agreements entered into in connection with previous acquisitions and on the outstanding balance in the Company's credit facility (see below). The principal amount of such indebtedness of the Company at March 31, 1998 was $16.1 million. The various consulting and non-competition agreements have fixed rates of interest ranging from 5.0% to 7.5% and require aggregate payments of principal and interest of $1.4 million each year.

In January 1997, the Company paid off the OraCare Promissory Note for $24.9 million as required by the OraCare acquisition agreement. The Company completed the acquisition of United in January 1997. The United acquisition agreement required the Company to pay $7.6 million at the closing. In the second quarter of 1997, the Company funded $5.0 million for the acquisition of IDP (see Note 2 above).

Capital Expenditures. The Company is capitalizing certain costs associated with implementing a new system for tracking and administering customer data to replace the variety of systems in use by the Company's subsidiaries. The core system was functional by late 1996. Costs associated with the software development and the conversion of


                                    11 of 14
systems for the Company's subsidiaries during the three months ended March 31, 1998 were approximately $770,000 or 82% of total capital expenditures. The conversion of all the Company's subsidiaries is expected to be substantially completed by the end of 1998.

Credit Facility. On November 14, 1996, the Company signed a revolving credit agreement, as amended, providing a $35.0 million revolving credit facility with an unaffiliated bank. The purpose of the revolving credit facility is to provide
(i) for funding future acquisition of managed dental benefits companies; (ii) for the issuance of letters of credit; (iii) for the redemption of the Company's outstanding common stock in an amount up to $10.0 million out of the total amount available under the credit facility; and (iv) a working capital and capital expenditure line of credit in an amount up to $15.0 million out of the total amount available under the credit facility. The credit facility expires November 30, 2000. Outstanding indebtedness under the credit facility will bear interest payable quarterly, at the Company's option, at: (i) up to 0.25% over the base rate of the lender or (ii) up to 1.85% over LIBOR, with the margin over the respective rates decreasing as the ratio of total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") decreases. The Company pays an annual fee of up to 0.25% of the amount remaining available to be drawn under the credit facility and up to 0.85% of the amount available to be drawn under letters of credit issued under the credit facility.

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

In September 1997, the Company borrowed $6.6 million on the credit facility, including $5.0 million under the working capital portion of the credit facility. Approximately $5.0 million of the proceeds were used to enhance the invested assets of the Company's regulated insurance subsidiary, United Dental Care Insurance Company ("UDCIC"). UDCIC's net invested assets were adversely affected by the losses incurred on the Arizona Medicaid contracts and the greater-than-expected claims on fee-for-service products. The Company used $0.9 million for a portion of the contingent earnout on the acquisition of KCDC and $0.8 million for the payments on consulting and non-competition agreements due in September 1997.

In March 1998, the Company borrowed $7.0 million on the credit facility. Approximately $6.0 million of the proceeds were to enhance the invested assets of UDCIC, and the remaining $1.0 million was used to enhance working capital.

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

Regulation. Under applicable insurance laws of most states in which the Company conducts business, the Company's subsidiary operating in the particular state is required to maintain a minimum level of net worth and reserves. In general, minimum capital requirements are more stringent for insurance companies, such as UDCIC and UDC Life & Health Insurance Co. ("UDCLH"), the Company's indemnity dental insurance subsidiaries. The Company may be required from time to time to invest funds in one or more of its subsidiaries to meet regulatory capital requirements. The implementation of risk-based capital regulations in states having jurisdiction over UDCIC and UDCLH may require that the Company increase its investment in such subsidiaries. However, the Company does not believe that compliance with such regulations will adversely affect the Company's ability to meet its operating cash requirements. Applicable laws generally limit the ability of the Company's subsidiaries to pay dividends to the extent that required regulatory capital would be impaired.


                                    12 of 14

Inflation. Management believes that the Company's operations are not materially affected by inflation. The Company's principal costs, such as dental services expense and a portion of sales and marketing expenses, are largely related to membership levels and therefore generally vary with premium revenues. Historically, the Company's rate of premium increases has been less than the rate of increase in the cost of dental services in general.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to the security-holders for a vote during the first quarter of 1998.

ITEM 5.  MERGER WITH PROTECTIVE LIFE CORPORATION

On March 10, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Protective Life Corporation ("Protective"), a Delaware corporation, and PLC Merger Subsidiary Corporation ("MergerSub"), a Delaware corporation and wholly-owned subsidiary of Protective, pursuant to which the Company would be merged with and into MergerSub (the "Merger") and MergerSub would be the surviving corporation.

In the Merger, the stockholders of the Company would receive for each share of outstanding common stock of the Company a combination of $9.31 in cash and
0.2893 shares of common stock, $0.50 par value per share, of Protective ("Protective Common Stock") (after giving effect to the two-for-one stock split announced by Protective on March 2, 1998 and paid on April 1, 1998 to the holders of Protective Common Stock). The Merger Agreement provides that either the Company (subject to Protective's right to increase the merger consideration) or Protective may terminate the Merger Agreement if the price of Protective Common Stock is below $27.50 per share and Protective may terminate the Merger Agreement if the price of Protective Common Stock is above $39.50 per share (after adjustment for Protective's stock split).

The Merger is subject to approval by the stockholders of the Company, regulatory approvals and other customary closing conditions. Therefore, there can be no assurance as to whether or when the Merger will be completed.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

2.1* Agreement and Plan of Merger dated as of March 10, 1998 and amended as of March 17, 1998 by and among Protective Life Corporation, PLC Merger Subsidiary Corporation and the Company (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference).
3.1*       Restated Certificate of Incorporation of the Company (filed as
           Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration Number 33-94356 (the "1995 Registration Statement") and incorporated herein by reference).
3.2* Amended and Restated Bylaws of the Company (filed as Exhibit 3.02 to the 1995 Registration Statement and incorporated herein by reference).
4.1* Specimen Common Stock Certificate (filed as Exhibit 4.01 to the 1995 Registration Statement and incorporated herein by reference).
11.0**     Statement regarding computation of per share earnings.
27.1**     Financial Data Schedule


----------
*    Previously filed.
**   Filed herewith.


                                    13 of 14

(b) One report on Form 8-K was filed during the quarter ended March 31, 1998. Such Current Report on Form 8-K, dated March 10, 1998, reported the Company entering into the Merger Agreement and did not include any financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED DENTAL CARE, INC.


Date:   May 13, 1998                   By: /s/ JOHN W. MCCARTY
                                          --------------------------------------
                                          John W. McCarty, Senior Vice President
                                          Chief Financial Officer


                                    14 of 14

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
------     -----------
2.1* Agreement and Plan of Merger dated as of March 10, 1998 and amended as of March 17, 1998 by and among Protective Life Corporation, PLC Merger Subsidiary Corporation and the Company (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 17, 1998 and incorporated herein by reference).
3.1*       Restated Certificate of Incorporation of the Company (filed as
           Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration Number 33-94356 (the "1995 Registration Statement") and incorporated herein by reference).
3.2* Amended and Restated Bylaws of the Company (filed as Exhibit 3.02 to the 1995 Registration Statement and incorporated herein by reference).
4.1* Specimen Common Stock Certificate (filed as Exhibit 4.01 to the 1995 Registration Statement and incorporated herein by reference).
11.0**     Statement regarding computation of per share earnings.
27.1**     Financial Data Schedule


----------
*    Previously filed.
**   Filed herewith.