Form 10-K/A
period 1997-12-31
UNITED DENTAL CARE INC /DE/
filed 1998-08-04
CIK 948556

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


      The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The Nasdaq Stock Market on July 31, 1998, was approximately $171.8 million. (For the purposes of this computation, all directors, officers and 10% beneficial stockholders of the registrant are deemed to be affiliates.)

      As of July 31, 1998, 8,982,616  shares of Common Stock were outstanding.

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

ORACARE ACQUISITION


      On September 5, 1996, the Company entered into agreements to acquire OraCare DPO, Inc. ("OraCare"), a New Jersey prepaid dental plan having approximately 150,000 members, and approximately 25 "staff-model" dentists obtained through the acquisition of a dental management company affiliated with OraCare. Approximately 75.6% of the OraCare's members were Medicaid members of medical HMOs that contracted with OraCare to provide the dental benefits under their plans. Members of one medical HMO represented approximately 34.4% of OraCare's total membership. In addition, as a part of the acquisition, the Company agreed to cause an affiliate to acquire a dental professional association owned by the majority stockholder of OraCare. The affiliated management company provides management services to both the prepaid dental plan and the dental professional association which, as of December 31, 1996, operated nine dental clinics servicing both members of the OraCare prepaid dental plan and other third-party prepaid and fee-for-service patients. In connection with the OraCare acquisition, the Company entered into employment agreements with two former OraCare stockholders as operating officers of the OraCare management company and two former stockholders as dental directors and dental providers of the dental professional association. The acquisition became effective November 1, 1996.


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


      In response to certain regulations in New Jersey, the capital stock of the OraCare dental professional association ("OraCare PA") was acquired by a licensed New Jersey dentist designated by the Company. The laws of New Jersey where the dental clinics are located prohibit dentists from sharing fees with non-dentists and prohibits non-dentist entities from practicing dentistry. Although the Company believes the operations of the dental management company are and will be in material compliance with existing applicable laws, the structure of the management relationship between the Company and the dentist has not been the subject of any state regulatory interpretations. Prior to this acquisition, the Company had not previously engaged in the dental practice management business and the OraCare arrangement in substance operates like a staff model HMO as opposed to a PPM company.

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


      The last reported sale price per share of common stock as reported by the Nasdaq National Market on July 31, 1998 was $19.125. As of the date of this report, the Company had 8,982,616 shares of common stock outstanding. As of July 31, 1998, the Company estimates that there were approximately 1,900 owners of the Company's common stock, including approximately 200 holders of record and approximately 1,700 persons or entities that hold common stock in nominee name.


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


      Effective February 1, 1996, the Company completed the acquisition of all of the outstanding common stock of AHP for $18.5 million composed of $14.4 million in cash at closing, financed through internal funds, and additional payments to be made for up to four years commencing with February 1996.

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


      The Company's balance sheet includes an amount designated as goodwill that represents 69.3% of assets and 85.3% of stockholder's equity.

      Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. GAAP requires that this and all other intangible assets be amortized over the period benefited. Management has determined that period to be not less than 40 years.

      If management were not to give effect to shorter benefit periods of factors giving rise to a material portion of the goodwill, earnings reporting in periods immediately following the acquisitions would be overstated. In later years, the Company would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the business. Earnings in later years also could be significantly affected if management determined then that the remaining balance of goodwill was impaired.

      Management has reviewed with its independent accountants all of the factors and related future cash flows which it considered necessary in arriving at the amount incurred to acquire each of the founding companies. Management concluded that the anticipated future cash flows associated with intangible assets recognized in the acquisitions will continue indefinitely, and there is no persuasive evidence that any material portion will dissipate over a period shorter than 40 years.


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

    Dental Services. Dental services expense increased by $56.0 million, or 82.8%, to $123.6 million in 1997 from $67.6 million in 1996. Dental services expense as a percentage of total revenues increased to 70.8% in 1997 from 59.5% in 1996. Dental services expense for the Company's managed benefits plans, which consist primarily of capitation payments to general dentists, increased to 67.6% of managed benefits revenues in 1997, from 59.5% in 1996. Dental services expense as a percentage of total revenues was higher in 1997 than 1996 due primarily to (i) higher dental services expense on the Company's fee-for-service products, consisting of indemnity and point-of-service, and (ii) the $4.2 million charge recorded in the second quarter of 1997 related to losses associated with the two contracts related to the Company's Arizona Medicaid membership which agreement terminated December 31, 1997. The Company's fee-for-service products consist principally of traditional indemnity and point-of-service plans. Traditional indemnity insurance is generally offered only as a dual choice product to accounts that wish to allow employees an expanded choice of dental providers. During 1997, the Company determined that certain accounts were demonstrating higher fee-for-service utilization than historically realized and that such was principally attributable to certain product offerings and requirements of membership size. During the second quarter, the Company recorded a $4.2 million charge to dental services expense to provide for future estimated losses expected to be incurred for two contracts related to its Arizona Medicaid membership which became effective October 1, 1996 and terminated on December 31, 1997. The reserve was recorded when the Company realized a significantly higher than anticipated utilization of fee-for-service providers rather than capitated service for this membership. The higher fee-for-service utilization was largely attributable to the higher dependent child portion of the Medicaid population which the Company had limited experience in estimating. Generally, it is management's intention to continue to increase premiums in all markets over the next several years, as market conditions permit, thereby increasing revenues. In most markets, amounts paid to general dentists through capitation payments will also be increased somewhat to maintain the Company's competitive position and to improve the economics for managed care general dentists. The dental services expense ratio for the Company's fee-for-service products (indemnity and point-of-service) was 98.6% for 1997, as compared to 69.9% for 1996, due to a higher level of claims payments and the $1.9 million addition in reserves charged in the second quarter of 1997 based on an independent actuarial estimate.


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

2.   FINANCIAL STATEMENT SCHEDULES


99.2* Schedule II - Valuation and Qualifying Accounts for the years ended
      December 31, 1997, 1996 and 1995.


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

10.28   Employment Agreement dated as of May 13, 1996, between United Dental
        Care, Inc., and William H. Wilcox (filed as Exhibit 10.40 to the 1996
        Registration Statement and incorporated herein by reference).
10.29   Employment Agreement dated as of June 1, 1996, between United Dental
        Care, Inc., and Mark E. Pape (filed as Exhibit 10.41 to the 1996
        Registration Statement and incorporated herein by reference).
10.30   Employment Agreement dated as of June 1, 1996, between United Dental
        Care, Inc. and Peter R. Barnett, D.M.D. (filed as Exhibit 10.42 to the
        1996 Registration Statement and incorporated herein by reference).
10.31   Master Software License and Services Agreement dated as of June 20,
        1995 between Software Technologies Corporation and United Dental Care,
        Inc. (filed as Exhibit 10.29 to the 1995 Registration Statement and
        incorporated herein by reference).
10.32   United Dental Care, Inc. Amended and Restated 1989 Key Employee Stock
        Option Plan (filed as Exhibit 4.4 to the Company's Registration
        Statement on Form S-8, Registration Number 333-20043 and incorporated herein by reference).
10.33   United Dental Care, Inc. 1995 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8, Registration
        Number 333-20043 and incorporated herein by reference).
10.34   United Dental Care, Inc. Executive Incentive Plans for 1996 for Mr.
        Wilcox, Mr. Pape and Dr. Barnett (filed as Exhibit 10.47 to the 1996
        Registration Statement and incorporated herein by reference).
10.35   United Dental Care, Inc. Executive Incentive Plans for 1997 for Mr.
        Wilcox, Mr. Pape and Dr. Barnett (Incorporated herein by reference.)
10.36   First Amendment to Revolving Credit Agreement (filed as Exhibit 10.01 to the third quarter Form 10-Q and incorporated herein by reference).
10.37*  Stock Option Agreement dated as of August 15, 1997 between United
        Dental Care, Inc. and William H. Wilcox.
10.38*  Employment Agreement dated as of November 1, 1997 between United Dental
        Care, Inc. and John W. McCarty.
10.39*  Stock Option Agreement dated as of November 1, 1997 between United
        Dental Care, Inc. and John W. McCarty.
10.40*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Jack R. Anderson.
10.41*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and George E. Bello.
10.42*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Jamed E. Buncher.
10.43*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Robert J. Nettinga.
10.44*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Donald E. Steen.
10.45*  United Dental Care, Inc. Executive Incentive Plans for 1998.
10.46*  Family Dentist Agreement dated as of December 31, 1997 between United
        Dental Care of Arizona, Inc. and Associated Dental Care Providers,
        P.C., an Arizona professional corporation.
10.47*  Second Amendment to Revolving Credit Agreement dated February 20, 1998.
10.48   Agreement and Plan of Merger dated as of March 10, 1998 and amended as of March 17, 1998 by and among Protective Life Corporation, PLC Merger
        Subsidiary Corporation and the Company (filed as Exhibit 2.1 to the
        Company's Current Report on Form 8-K filed on March 16, 1998 and incorporated herein by reference).
10.49*  First Amendment dated March 10, 1997 to the Employment Agreement of
        November 10, 1997 between United Dental Care, Inc. and John W. McCarty.
10.50*  First Amendment dated March 10, 1997 to the Employment Agreement of
        June 1, 1996 between United Dental Care, Inc. and Peter R. Barnett,
        DMD.
11.1*   Statement Regarding Computation of Per Share Earnings.
21.1*   List of Subsidiaries of Registrant.
23.1*   Consent of PricewaterhouseCoopers LLP.
27.1*   Financial Data Schedule.
----------------------
*   Filed herewith.


(b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, August 3, 1998.


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


              SIGNATURE                                        TITLE                           DATE
              ---------                                        -----                           ----
        /s/ WILLIAM H. WILCOX                     President and Chief Executive Officer       August 3, 1998
------------------------------------              (Principal Executive Officer)
            William H. Wilcox



        /s/ JOHN W. MCCARTY                       Senior Vice President and Chief             August 3, 1998
------------------------------------              Financial Officer
            John W. McCarty                       (Principal Financial Officer)


       /s/ PETER R. BARNETT, DMD                  Senior Vice President, Chief Operations     August 3, 1998
------------------------------------              Officer
           Peter R. Barnett, DMD



       /s/ PAMELA S. ASHWORTH                     Vice President, Finance                     August 3, 1998
------------------------------------              (Principal Accounting Officer)

           Pamela S. Ashworth


        /s/ JACK R. ANDERSON                      Chairman of the Board of Directors          August 3, 1998
------------------------------------
            Jack R. Anderson



        /s/ GEORGE E. BELLO                       Director                                    August 3, 1998
------------------------------------
            George E. Bello



       /s/ JAMES E. BUNCHER                       Director                                    August 3, 1998
------------------------------------
           James E. Buncher



      /s/ WILLIAM H. LONGFIELD                    Director                                    August 3, 1998
------------------------------------
          William H. Longfield



       /s/ ROBERT J. NETTINGA                     Director                                    August 3, 1998
------------------------------------
           Robert J. Nettinga


       /s/ JAMES KEN NEWMAN                       Director                                    August 3, 1998
------------------------------------
           James Ken Newman



      /s/  DONALD E. STEEN                        Director                                    August 3, 1998
------------------------------------
           Donald E. Steen

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





PRICEWATERHOUSECOOPERS LLP


Dallas, Texas
February 23, 1998, except for Note 12,
as to which the date is March 11, 1998

                            UNITED DENTAL CARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                               DECEMBER 31,
                                                                                                           ---------------------
                                                                                                            1996           1997
                                                                                                           --------     ---------
                                              ASSETS
                 Current assets:
                    Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .          $50,035       $12,427
                    Premiums receivable, net of allowance for doubtful accounts of $1,809 and
                       $5,729 at December 31, 1996 and 1997, respectively  . . . . . . . . . . . .           11,016        10,606
                    Accrued interest and other current assets  . . . . . . . . . . . . . . . . . .              832         4,416
                    Deferred taxes, current  . . . . . . . . . . . . . . . . . . . . . . . . . . .              957         1,592
                                                                                                           --------      --------
                               Total current assets  . . . . . . . . . . . . . . . . . . . . . . .           62,840        29,041
                 Regulatory deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,433         4,005
                 Furniture and equipment, net of accumulated depreciation of $3,169 and $5,112
                    at December 31, 1996 and 1997, respectively  . . . . . . . . . . . . . . . . .            7,056        12,612
                 Intangible assets, net of accumulated amortization of $2,202 and $5,218 at
                    December 31, 1996 and 1997, respectively . . . . . . . . . . . . . . . . . . .           91,066       105,479
                 Pre-operational costs, net of accumulated amortization of $238 and $94 at
                    December 31, 1996 and 1997, respectively . . . . . . . . . . . . . . . . . . .              127           295
                 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              856             8
                 Deferred taxes, noncurrent  . . . . . . . . . . . . . . . . . . . . . . . . . . .              294            --
                                                                                                           --------      --------
                 TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $165,672      $151,440
                                                                                                           ========      ========
                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                 Current liabilities:
                    Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . .           $5,805        $9,771
                    Current portion of debt and revolving credit facility  . . . . . . . . . . . .           26,191         7,981
                    Claims reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,172         5,936
                    Unearned premiums  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,177         2,065
                    Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .               75            --
                                                                                                           --------      --------
                              Total current liabilities  . . . . . . . . . . . . . . . . . . . . .           37,420        25,753
                 Deferred taxes, non-current . . . . . . . . . . . . . . . . . . . . . . . . . . .             ----         1,236
                 Long-term debt - net of current portion . . . . . . . . . . . . . . . . . . . . .            2,757         1,403
                 Commitments and contingencies (Note 6)
                                                                                                           --------      --------
                              Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .           40,177        28,392
                                                                                                           --------      --------
                 Stockholders' equity:
                    Preferred stock, $.10 par value; 500,000 shares authorized; no shares
                       outstanding   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --            --
                    Common stock, $.10 par value; 15,000,000 shares authorized; 8,908,416 shares outstanding issued and outstanding at December 31, 1996 and 8,942,616 at
                       December 31,1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              891           894
                    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .          108,223       108,620
                    Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,381        13,534
                                                                                                           --------      --------
                               Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .          125,495       123,048
                                                                                                           --------      --------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . .         $165,672      $151,440
                                                                                                           ========      ========


                            See accompanying notes.

                            UNITED DENTAL CARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                             1995         1996         1997
                                                                            -------      --------    --------
Revenues:
   Premium revenue  . . . . . . . . . . . . . . . . . . . . . . . . .       $78,626      $112,749    $173,995
   Interest income  . . . . . . . . . . . . . . . . . . . . . . . . .           603           899         704
                                                                            -------      --------    --------
                                                                             79,229       113,648     174,699
Costs and expenses:
   Dental services expense  . . . . . . . . . . . . . . . . . . . . .        46,750        67,651     123,633
   Sales and marketing  . . . . . . . . . . . . . . . . . . . . . . .         9,637        12,587      18,847
   General and administrative . . . . . . . . . . . . . . . . . . . .        14,785        18,612      29,932
   Depreciation and amortization  . . . . . . . . . . . . . . . . . .         1,190         2,267       5,050
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .         1,005           536         571
                                                                            -------      --------    --------
                                                                             73,367       101,653     178,033

Income (loss) before income taxes and extraordinary charge  . . . . .         5,862        11,995      (3,334)
Provision (benefit) for income taxes  . . . . . . . . . . . . . . . .         2,131         4,438        (487)
                                                                            -------      --------    --------
Income (loss) before extraordinary charge . . . . . . . . . . . . . .         3,731         7,557      (2,847)

Extraordinary charge, net of tax  . . . . . . . . . . . . . . . . . .          (142)           --          --
                                                                            -------      --------    --------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,589        $7,557    $ (2,847)
                                                                             ======        ======    ========
Shares outstanding (in thousands):
   Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,051         7,256       8,935
   Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,449         7,543       8,935
Per share amounts:
   Net income (loss) per common share before extraordinary charge
      Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $0.74         $1.04    $  (0.32)
      Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $0.68         $1.00    $  (0.32)

   Extraordinary charge per share, net of tax
      Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(0.03)           --          --
      Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(0.03)           --          --

   Net income (loss) per common share
      Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $0.71         $1.04    $  (0.32)
      Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $0.66         $1.00    $  (0.32)


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


        REVENUE AND EXPENSE RECOGNITION: Under prepaid dental health agreements the Company contracts with dentists for a set per-member, per month capitation fee to provide dental care for its members. Premium revenue is recognized in the month the membership is entitled to the contracted service. Unearned premiums paid are reflected as liabilities when members pay in the current period for services to be rendered in a subsequent period.



        INTANGIBLE ASSETS: Goodwill resulting from the Company's acquisitions is being amortized on a straight-line basis over forty years. Also included in intangible assets are noncompetition and consulting agreements related to
(a) the IDH acquisition and valued at $0.4 million at acquisition; (b) the US Dental acquisition and valued at $0.2 million at acquisition; (c) the AHP acquisition and valued at $0.6 million at acquisition; and (d) the OraCare acquisition and valued at $0.2 million at acquisition, all of which are being amortized on a straight line basis over the three to six year terms of such agreements. Accumulated amortization related to these agreements at December 31, 1996 and 1997 was $424,000 and $865,059, respectively.



        The carrying value of long-lived assets and identifiable intangible assets will be evaluated whenever changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value. If the expected undiscounted future cash flows are less than the carrying amount of such assets, the Company would recognize an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. If such assets being tested for recoverability were acquired in a business combination accounted for using the purchase method, the goodwill that arose in that transaction is allocated to the assets being tested for recoverability on a pro-rata basis using the relative fair values of the intangible assets acquired at the acquisition date. In estimating future cash flows for determining whether an asset is impaired, and if expected future cash flows are used in measuring assets that are impaired, assets are grouped by operating unit at the state level. These operating units are the lowest level for which there are indentifiable cash flows that are largely independent of the cash flows of other groups of assets.



        In addition, the carrying value of the goodwill is subject to a separate evaluation. If facts and circumstances were to indicate the carrying amount of goodwill is impaired, the carrying amount would be reduced to an amount representing the present value of estimated expected future cash flows to be generated by the operation.


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


        INTERNALLY DEVELOPED SOFTWARE: The Company early adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" as of January 1, 1997, as permitted. The Company acquired software that met the definition of "internal use" and has been developing the software to meet its internal reporting needs. Internal and external costs incurred during the application development stage have been capitalized as these costs were to develop software that allows for access or conversion of old data from acquired systems to the core system. Internal and external training and maintenance costs and other data conversion costs such as purging existing data, reconciling old data and conversion of old data to a new system are expensed as incurred.



        CLAIMS RESERVE: The reserve for costs expected to be incurred for dental services approved during the year as well as costs incurred but not reported are actuarial estimates based on the Company's historical claims data. The Company also accrues claims processing costs associated with those unpaid health claims that are in the process of settlement as well as those that have been incurred but not yet reported. This accrual is based on the historical relationship between claims handling expenses and incurred claims.


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

4.  FURNITURE AND EQUIPMENT

        The Company's furniture and equipment are summarized as follows (in thousands):


                                                               DECEMBER 31,
                                                         -----------------------
                                                          1996            1997
                                                         -------         -------
Internally developed software . . . . . . . . . .        $ 4,876         $ 8,283
Purchased software  . . . . . . . . . . . . . . .            631             734
Computer equipment  . . . . . . . . . . . . . . .          2,198           3,841
Furniture, fixtures, and office equipment . . . .          2,355           4,153
Leasehold improvements  . . . . . . . . . . . . .            165             713
                                                         -------         -------
   Total  . . . . . . . . . . . . . . . . . . . .         10,225          17,724
   Less accumulated depreciation  . . . . . . . .         (3,169)         (5,112)
                                                         -------         -------
Total . . . . . . . . . . . . . . . . . . . . . .        $ 7,056         $12,612
                                                         =======         =======



        Furniture and equipment are stated at cost less accumulated depreciation and are depreciated or amortized over estimated useful lives of ten years for furniture and fixtures, the shorter of (a) the life of the lease or (b) ten years for leasehold improvements, seven years for internally developed software and five years for computer equipment and purchased software. The Company is capitalizing certain costs associated with implementing a new system for tracking and administering customer data to replace the variety of systems in use by the Company's subsidiaries. The core system was functional by late 1996. Costs of this conversion process are still being incurred by the subsidiaries acquired during 1996 and 1997. All such costs are being depreciated over a seven-year period beginning from the date the core system became functional.


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

10.33   United Dental Care, Inc. 1995 Stock Option Plan (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8, Registration
        Number 333-20043 and incorporated herein by reference).
10.34   United Dental Care, Inc. Executive Incentive Plans for 1996 for Mr.
        Wilcox, Mr. Pape and Dr. Barnett (filed as Exhibit 10.47 to the 1996
        Registration Statement and incorporated herein by reference).
10.35   United Dental Care, Inc. Executive Incentive Plans for 1997 for Mr.
        Wilcox, Mr. Pape and Dr. Barnett. (Incorporated herein by reference.)
10.36   First Amendment to Revolving Credit Agreement (filed as Exhibit 10.01 to the third quarter Form 10-Q and incorporated herein by reference).
10.37*  Stock Option Agreement dated as of August 15, 1997 between United
        Dental Care, Inc. and William H. Wilcox.
10.38*  Employment Agreement dated as of November 1, 1997 between United Dental
        Care, Inc. and John W. McCarty.
10.39*  Stock Option Agreement dated as of November 1, 1997 between United
        Dental Care, Inc. and John W. McCarty.
10.40*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Jack R. Anderson.
10.41*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and George E. Bello.
10.42*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Jamed E. Buncher.
10.43*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Robert J. Nettinga.
10.44*  Stock Option Agreement dated as of December 17, 1997 between United
        Dental Care, Inc. and Donald E. Steen.
10.45*  United Dental Care, Inc. Executive Incentive Plans for 1998.
10.46*  Family Dentist Agreement dated as of December 31, 1997 between United
        Dental Care of Arizona, Inc. and Associated Dental Care Providers,
        P.C., an Arizona professional corporation.
10.47*  Second Amendment to Revolving Credit Agreement dated February 20, 1998.
10.48   Agreement and Plan of Merger dated as of March 10, 1998 and amended as of March 17, 1998 by and among Protective Life Corporation, PLC Merger
        Subsidiary Corporation and the Company (filed as Exhibit 2.1 to the
        Company's Current Report on Form 8-K filed on March 16, 1998 and incorporated herein by reference).
10.49*  First Amendment dated March 10, 1997 to the Employment Agreement of
        November 10, 1997 between United Dental Care, Inc. and John W. McCarty.
10.50*  First Amendment dated March 10, 1997 to the Employment Agreement of
        June 1, 1996 between United Dental Care, Inc. and Peter R. Barnett,
        DMD.
11.1*   Statement Regarding Computation of Per Share Earnings.
21.1*   List of Subsidiaries of Registrant.
23.1*   Consent of PricewaterhouseCoopers LLP.
27.1*   Financial Data Schedule.
99.2*   Schedule II - Valuation and Qualifying Accounts for the years ended
        December 31, 1997, 1996 and 1995.
----------------------
*   Filed herewith.