Form 10-Q
period 1998-06-30
UNITED DENTAL CARE INC /DE/
filed 1998-08-14
CIK 948556

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

The number of shares outstanding of the issuer's only class of $.10 par value common stock as of August 13, 1998 was 8,982,616.

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

                  o        Consolidated Balance Sheets
                             December 31, 1997 and June 30, 1998.............................................3

                  o        Consolidated Statements of Operations
                             Three months ended June 30, 1997 and 1998 and
                             Six months ended June 30, 1997 and 1998.........................................4

                  o        Consolidated Statements of Cash Flows
                             Six months ended June 30, 1997 and 1998.........................................5

                  Notes to Consolidated Financial Statements.................................................6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.....................................................9

PART II.  OTHER INFORMATION

Item 5.           Pending Merger with Protective Life Corporation...........................................14

Item 6.           Exhibits and Reports on Form 8-K..........................................................14

SIGNATURES..................................................................................................15



                                     2 of 15

                          PART I. FINANCIAL INFORMATION


ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS


                            United Dental Care, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                                   December 31,   June 30,
                                                                                                       1997         1998
                                                                                                   ------------   --------
                                                                                                                 (Unaudited)
                                                         ASSETS
Current Assets:
   Cash and cash equivalents ...................................................................     $ 12,427     $ 22,771
   Premiums receivable, net ....................................................................       10,606        9,066
   Accrued interest and other current assets ...................................................        4,416        4,327
   Deferred taxes, current .....................................................................        1,592        1,688
                                                                                                     --------     --------
        Total current assets ...................................................................       29,041       37,852
Regulatory deposits ............................................................................        4,005        4,046
Furniture and equipment, net ...................................................................       12,612       13,169
Intangible assets, net .........................................................................      105,479      104,085
Other assets, net ..............................................................................          303          206
                                                                                                     --------     --------
TOTAL ASSETS ...................................................................................     $151,440     $159,358
                                                                                                     ========     ========
                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses .......................................................     $  9,771     $  8,887
   Current portion of debt and revolving credit facility .......................................        7,981       14,609
   Claims reserve ..............................................................................        5,936        4,915
   Unearned premiums ...........................................................................        2,065        1,696
                                                                                                     --------     --------
        Total current liabilities ..............................................................       25,753       30,107
Deferred taxes, noncurrent .....................................................................        1,236        1,236
Long-term debt, net of current portion .........................................................        1,403        1,403
                                                                                                     --------     --------
        Total liabilities ......................................................................       28,392       32,746
                                                                                                     --------     --------

Stockholders' Equity:
   Common stock, $.10 par value ................................................................          894          898
   Additional paid-in-capital ..................................................................      108,620      108,995
   Retained earnings ...........................................................................       13,534       16,719
                                                                                                     --------     --------
        Total stockholders' equity .............................................................      123,048      126,612
                                                                                                     --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................................     $151,440     $159,358
                                                                                                     ========     ========



   The accompanying notes are an integral part of these financial statements.




                                     3 of 15

                            United Dental Care, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                        ----------------------     ----------------------
                                          1997          1998         1997          1998
                                        --------      --------     --------      --------
REVENUES:
    Premium revenue...................  $ 44,027      $ 43,092     $ 88,875      $ 86,371
    Interest income ..................       176           232          351           376
                                        --------      --------     --------      --------
           Total revenues ............    44,203        43,324       89,226        86,747
                                        --------      --------     --------      --------
COSTS AND EXPENSES:
    Dental services expense...........    35,881        27,189       66,081        54,442
    Sales and marketing ..............     4,498         4,608        9,204         9,243
    General and administrative .......     8,618         6,758       14,944        13,907
    Depreciation and amortization ....     1,293         1,405        2,429         2,768
    Interest expense .................        66           342          213           600
                                        --------      --------     --------      --------
           Total costs and expenses...    50,356        40,302       92,871        80,960
                                        --------      --------     --------      --------
INCOME (LOSS) BEFORE INCOME TAXES ....    (6,153)        3,022       (3,645)        5,787
INCOME TAX EXPENSE (BENEFIT) .........    (1,720)        1,353         (664)        2,601
                                        --------      --------     --------      --------
NET INCOME (LOSS) ....................  $ (4,433)     $  1,669     $ (2,981)     $  3,186
                                        ========      ========     ========      ========

SHARES OUTSTANDING (IN THOUSANDS):
    Basic ............................     8,935         8,982        8,927         8,968
    Diluted ..........................     8,935         9,197        8,927         9,148

NET INCOME (LOSS) PER COMMON SHARE:
    Basic ............................  $  (0.50)     $   0.19     $  (0.33)     $   0.36
    Diluted ..........................  $  (0.50)     $   0.18     $  (0.33)     $   0.35



   The accompanying notes are an integral part of these financial statements.

                                     4 of 15

                            United Dental Care, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                   For Six Months Ended
                                                                                         June 30,
                                                                                  ----------------------
                                                                                    1997          1998
                                                                                  --------      --------
Operating activities:
  Net income (loss) ............................................................  $ (2,981)     $  3,186
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ..............................................     2,429         2,768
    Changes in operating assets and liabilities:
      Decrease (increase) in premiums receivable ...............................    (1,228)        1,540
      Decrease (increase) in accrued interest and other current assets .........      (378)           89
      Increase in deferred income taxes ........................................      (461)          (96)
      Decrease (increase) in other assets ......................................       360          (213)
      Increase (decrease) in accounts payable, accrued expenses
        and claims reserve .....................................................     2,709        (1,905)
      Decrease in unearned premiums ............................................      (588)         (369)
                                                                                  --------      --------
        Net cash provided by (used in) operating activities ....................      (138)        5,000

Investing activities:
  Purchases of furniture and equipment .........................................    (4,572)       (1,622)
  Increase in regulatory deposits ..............................................      (119)          (41)
  Investment in new markets ....................................................      (136)           --
  Purchase of acquisitions (net of cash acquired) ..............................    (8,042)           --
                                                                                  --------      --------
        Net cash used in investing activities ..................................   (12,869)       (1,663)

Financing activities:
  Increase in short-term debt ..................................................        --         7,000
  Repayment of indebtedness ....................................................   (25,382)         (372)
  Stock options exercised ......................................................       187           379
                                                                                  --------      --------
        Net cash provided by (used in) financing activities ....................   (25,195)        7,007

                                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents ...........................   (38,202)       10,344
Cash and cash equivalents:
  Beginning of period ..........................................................    50,035        12,427
                                                                                  --------      --------
  End of period ................................................................  $ 11,833      $ 22,771
                                                                                  ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest .................................................................  $    198      $    623
                                                                                  ========      ========
      Income taxes .............................................................  $  1,579      $    476
                                                                                  ========      ========



   The accompanying notes are an integral part of these financial statements.


                                     5 of 15

                            United Dental Care, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.           The Company

United Dental Care, Inc. (the "Company"), a Delaware corporation incorporated in 1989, is a managed dental benefits company that is licensed to operate prepaid dental plans in 29 states and, as of June 30, 1998, provided dental coverage to approximately 1.8 million members. The Company offers a comprehensive range of dental plans capable of meeting the needs of employer groups of all sizes as well as individuals. The Company's prepaid dentist networks, as of June 30, 1998, consisted of approximately 7,100 general dentists and specialty dentists providing a broad range of dental services. The Company sells its services through multiple distribution channels, including independent brokers, third-party arrangements including health maintenance organizations, and direct sales.

2.           Basis of Presentation

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally required under generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's 1997 Annual Report on Form 10-K, as amended on Form 10-K/A filed with the Commission on August 4, 1998. However, this information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the year to date are not necessarily indicative of the results to be expected for the full year.

3.           Acquisitions

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

The acquisition has been accounted for as a purchase and the net assets and results of operations of Independent have been included in the Company's consolidated financial statements beginning October 1, 1996. The purchase price has been allocated to assets and liabilities of Independent based on their estimated respective fair values. The

                                     6 of 15
purchase price exceeded the fair value of Independent's net assets by $1.5 million, all of which was recorded as goodwill. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $0.5 million and $0.7 million, respectively.

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

Because of corporate practice of medicine laws in the state of New Jersey, where OraCare operates, the Company does not own the OraCare PA, but, instead, has the contractual right to designate, in its sole discretion and at any time, the licensed dentist who is the owner of the OraCare PA's capital stock at a nominal cost ("Nominee Arrangement"). In addition, the Company has entered into an exclusive long-term management service agreement with the OraCare PA. Through this agreement, the Company has exclusive authority over decision making relating to all major ongoing operations of the OraCare PA with the exception of the professional aspects of the practice of

                                     7 of 15
dentistry as required by New Jersey state law. Under the management service agreement, the Company establishes annual operating and capital budgets for the OraCare PA and compensation guidelines for the licensed dental professionals. The management service agreement has an initial term of ten years with options for additional ten-year terms thereafter. Management fees are based upon billings of the affiliated practice less the amounts necessary to pay professional compensation and other professional expenses, and these fees are meant to compensate the Company for expenses incurred in providing covered services plus all profits and losses. The Company's financial interest in the OraCare PA is unilaterally saleable and transferable by the Company and fluctuates based upon the actual performance of the operations of the OraCare PA.

Through the Nominee Arrangement, the Company has a significant long-term financial interest in the OraCare PA and, therefore, according to Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and APB Opinion No. 16, Business Combinations, to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements," must consolidate the results of the OraCare PA with those of the Company. Because the Company must present consolidated financial statements, net patient service revenues are presented in the accompanying statements of operations.

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

The acquisition has been accounted for as a purchase and the net assets and results of operations of IDP have been

                                     8 of 15
included in the Company's consolidated financial statements beginning June 1, 1997. The purchase price has been allocated to assets and liabilities of IDP based on their estimated respective fair values. The purchase price exceeded the fair value of IDP's assets by $4.7 million, all of which was recorded as goodwill. The Company has not allocated any portion of the purchase price to any other intangible assets considered to have nominal value such as the dentist networks and subscriber contracts. Assets acquired and liabilities assumed totaled $1.8 million and $1.0 million, respectively. As of the purchase date, an additional liability was accrued in the amount of $525,000 for the termination or relocation of employees and other exit costs of the acquired company.

4.           Stockholders' Equity

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate,""project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Such statements involve risks, uncertainties and other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including forms 8-K, 10-Q and 10-K, and include, among others, the following: heightened competition, including specifically the intensification of price competition; adverse state and federal legislation and regulation; loss of key executives; the ability to attract and retain qualified dentists for the Company's networks; general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; demographic changes; customer service, adverse publicity, fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the entry of new competitors and the development of new products or services by new and existing competitors; failure to obtain new customers or failure to retain existing customers; inability to carry out marketing and sales plans; the loss of significant suppliers, business disruptions; changes in business strategy or development plans; liability and other claims asserted against the Company; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report may include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. These forward looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard

                                     9 of 15
thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are hereby expressly qualified in their entirety.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentages of revenues represented by the items reflected in the Company's consolidated statements of operations:

                                           For the Three Months Ended         For the Six Months Ended
                                                    June 30,                          June 30,
                                           --------------------------         ------------------------
                                               1997         1998                 1997         1998
                                              ------       ------               ------       ------
Revenues:
    Managed benefits ....................       80.7%        80.7%                82.5%        80.7%
    Indemnity ...........................       16.2         15.6                 14.4         15.6
    Dental centers ......................        5.1          5.9                  5.2          6.0
         Less:  Intercompany ............       (2.4)        (2.7)                (2.5)        (2.7)
    Interest income......................        0.4          0.5                  0.4          0.4
                                              ------       ------               ------       ------
                                               100.0        100.0                100.0        100.0

Expenses:
    Dental expense
      Managed benefits ..................       58.4         46.9                 57.1         46.5
      Indemnity .........................       21.1         13.6                 15.4         14.0
      Dental centers ....................        4.1          5.0                  4.1          5.0
         Less:  Intercompany ............       (2.4)        (2.7)                (2.5)        (2.7)
                                              ------       ------               ------       ------
                                                81.2         62.8                 74.1         62.8

    Sales and marketing .................       10.2         10.6                 10.3         10.7
    General and administrative ..........       19.5         15.6                 16.8         16.0
    Depreciation and amortization .......        2.9          3.2                  2.7          3.2
    Interest expense ....................        0.1          0.8                  0.2          0.7

                                              ------       ------               ------       ------
         Total expenses .................      113.9         93.0                104.1         93.4

Net income (loss) before income taxes ...      (13.9)         7.0                 (4.1)         6.6
Provision (benefit) for income taxes ....       (3.9)         3.1                 (0.8)         3.0
                                              ------       ------               ------       ------
Net income (loss) .......................      (10.0)%        3.9%                (3.3)%        3.6%


Comparison of Second Quarter of 1998 to Second Quarter of 1997

Revenues. Total revenues for the quarter ended June 30,1998, decreased by $0.9 million or 2.0% to $43.3 million. During the three months ended June 30, 1998, membership remained steady at approximately 1.8 million, which represents a decrease of approximately 254,000 members compared to membership at June 30, 1997, principally attributable to the termination of 120,000 Arizona Medicaid members effective January 1, 1998. Indemnity revenues were $6.8 million representing a 5.9% decrease compared to 1997 while indemnity membership declined 8.5% from June 30, 1997 to June 30, 1998. This trend reflects an improvement in the determination of renewal premium rates commensurate with past claims experience.

Dental Services Expense. Dental services expense decreased by approximately $8.7 million or 24.2%, to $27.2 million in 1998 compared to 1997. Dental services expense as a percentage of total revenues decreased to 62.8% in 1998 from 81.2% in 1997. Compared to 1997, managed benefit expenses decreased by $0.7 million or 2.0%. As

                                    10 of 15
a percentage of managed benefit revenues, managed benefit expenses decreased to 46.9% from 58.4%, principally as a result of the termination of the Arizona Medicaid membership on which the Company accrued a $4.2 million loss during the second quarter of 1997. Dental services expense for the Company's indemnity products decreased by 36.8% to $5.8 million compared to the same period in 1997, also attributable to the termination of the Arizona Medicaid membership. Generally, it is management's intention to continue to increase premiums in all markets over the next several years, as market conditions permit, thereby increasing revenues. In most markets, amounts paid to general dentists through capitation payments will also be increased to maintain the Company's competitive position and to improve the economics for managed care general dentists.

Sales and Marketing Expenses. Sales and marketing expenses increased 2.4% to $4.6 million in 1998 from $4.5 million in 1997. A portion of the sales and marketing costs, such as base salaries of field sales personnel and office rents, are fixed so that the expenses as a percentage of revenues decline as revenues increase.

General and Administrative Expenses. General and administrative expenses decreased 21.6% to $6.8 million in 1998 from $8.6 million in 1997, primarily attributable to non-recurring expenses of $1.4 million for the administrative cost of reviewing the accounting and operational issues that arose in the second quarter of 1997 and the cost of a re-engineering project related to the Company's system improvements.

Depreciation and Amortization. Depreciation and amortization expenses increased 8.7% to $1.4 million in 1998 from $1.3 million in 1997. This increase was the result of amortization of the goodwill and the consulting and non-competition agreements attributable to the acquisition of IDP and depreciation related to the Company's new computer system.

Interest Expense. Interest expense consists primarily of: (i) interest expense for borrowings under or commitment fees associated with the Company's credit facility; (ii) imputed interest related to acquisition related non-competition and contingent payment agreements; and (iii) capitalized leases. Interest expense increased approximately $276,000 in 1998 compared to 1997, principally related to borrowings under the Company's credit facility.

Taxes. For the three months ended June 30, 1998, the effective tax rate was 44.8%. For the three months ended June 30, 1997, the tax benefit represented 28.0% of the pretax loss. The effective tax rate varied from the statutory tax rate of 34.5% primarily as the result of the non-deductibility of the amortization of the goodwill incurred in the Company's acquisitions.

Comparison of First Six Months of 1998 to First Six Months of 1997

Revenues. Total revenues for the six months ended June 30, 1998 decreased by $2.5 million, or 2.8% to $86.7 million from $89.2 million in the comparable period in 1997. Managed benefits revenues decreased $3.6 million to $70.0 million. The decrease in managed benefits premium revenues was primarily a result of a decrease in the number of members rather than price decreases. During the six months ended June 30, 1998, membership decreased from 1,965,000 at December 31, 1997 to 1,822,000 at June 30, 1998. Membership for the comparable period in 1997 increased from 1,729,000 to 2,076,000. Indemnity revenues increased from $12.8 million to $13.5 million.

Dental Services Expense. Dental services expense decreased by $11.6 million, or 17.6% to $54.4 million in 1998 from $66.0 million in 1997. Dental services expense as a percentage of total revenues decreased to 62.8% in 1998 from 74.1% in 1997, primarily due to the higher dental services expense ratio in the Arizona Medicaid managed dental benefits business added during the fourth quarter of 1996 which terminated January 1, 1998. Dental services expense for the Company's managed benefits plans, which consist primarily of capitation payments to general dentists, decreased to 57.6% of managed benefits revenues in 1998, from 69.1% in 1997. The Arizona Medicaid managed benefits plans, which terminated January 1, 1998, paid general dentists a significantly higher percentage of premiums than the average of the Company's other managed benefits plans. Claims expense for the indemnity business in the first six months of 1998 was 90.1% of indemnity revenues, down from 107.0% in the comparable period of 1997, again attributable to the Arizona Medicaid membership, on which the Company experienced higher

                                    11 of 15
than anticipated utilization of fee-for-service business rather than capitated service. Generally, it is management's intention to continue to increase premiums in all markets over the next several years, as market conditions permit, thereby increasing revenues. In most markets, amounts paid to general dentists through capitation payments will also be increased somewhat to maintain the Company's competitive position and to improve the economics for managed care general dentists. The dental centers' dental services expenses, as a percentage of total revenues, exceeded the dental centers' contribution to revenues as a result of the elimination in consolidation of intercompany revenues.

Sales and Marketing Expenses. Sales and marketing expenses were $9.2 million during the first six months of 1997. This amount was virtually unchanged during the first six months of 1998. Sales and marketing expenses as a percentage of revenue increased to 10.7% in 1998 from 10.3% in 1997. A portion of the sales and marketing costs, such as base salaries of field sales personnel and office rents, are fixed so that the expenses as a percentage of revenues increase as revenues decrease.

General and Administrative Expenses. General and administrative expenses decreased $1.0 million, or 6.9%, to $13.9 million in 1998 from $14.9 million in 1997. The decrease in general and administrative expenses as a percentage of revenues from 16.8% in 1997 to 16.0% in 1998 was primarily attributable to non-recurring expenses of $1.4 million for the administrative cost of reviewing the accounting and operational issues that arose in the second quarter of 1997 and the cost of a re-engineering project related to the Company's system improvements.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.3 million, or 14.0%, to $2.7 million in 1998 from $2.4 million in 1997. This increase was the result of amortization of the goodwill and the consulting and non-competition agreements attributable to the acquisition of IDP and depreciation related to the Company's new computer system.

Interest Expense. Interest expense increased $0.4 million to $0.6 million in 1998 from $0.2 million in 1997 and was composed primarily of interest on borrowings under the Company's credit facility and also the imputed interest on the consulting and non-competition agreements incurred to finance the Company's acquisitions. The increase is principally related to borrowings under the Company's credit facility.

Taxes. For the six months ended June 30, 1998, the average tax rate was 44.9%. For the six months ended June 30, 1997, the tax benefit represented 18.2% of the pretax loss. The average tax rate differs from the statutory federal tax rate of 34%, primarily as the result of the non-deductibility of the amortization of goodwill incurred in the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

General. The Company's historical operating cash requirements have been met through cash provided by operations. Net cash provided by operating activities was $5.0 million for the six months ended June 30, 1998. A decrease in accounts payable, accrued expenses and claims reserves represented a use of cash of $1.9 million largely as a result of a decrease of $1.0 million in required claims reserves, principally for indemnity, specialty referrals and Arizona Medicaid. In addition, a decrease in premiums receivable represented a source of cash of $1.5 million.

The Company's primary cash need after operations (other than capital expenditures) is for debt service on consulting and non-competition agreements entered into in connection with previous acquisitions and on the outstanding balance in the Company's credit facility (see below). The principal amount of such indebtedness of the Company at June 30, 1998 was $16.0 million. The various consulting and non-competition agreements have fixed rates of interest ranging from 5.0% to 7.5% and require aggregate payments of principal and interest of $1.4 million each year.

In January 1997, the Company paid off the OraCare Promissory Note for $24.9 million as required by the OraCare acquisition agreement. The Company completed the acquisition of United in January 1997. The United acquisition agreement required the Company to pay $7.6 million at the closing. In the second quarter of 1997, the Company funded $5.0 million for the acquisition of IDP (see Note 3 above).

                                    12 of 15

Capital Expenditures. The Company is capitalizing certain costs associated with implementing a new system for tracking and administering customer data to replace the variety of systems in use by the Company's subsidiaries. The core system was functional by late 1996. Costs associated with the software development and the conversion of systems for the Company's subsidiaries during the six months ended June 30, 1998 were approximately $1.2 million or 73% of total capital expenditures. The conversion of all the Company's subsidiaries is expected to be substantially completed by the end of 1998.

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

Regulation. Under applicable insurance laws of most states in which the Company conducts business, the Company's subsidiary operating in the particular state is required to maintain a minimum level of net worth and reserves. In general, minimum capital requirements are more stringent for insurance companies, such as UDCIC and UDC Life & Health Insurance Co. ("UDCLH"), the Company's indemnity dental insurance subsidiaries. The Company may be required from time to time to invest funds in one or more of its subsidiaries to meet regulatory capital requirements. The implementation of risk-based capital regulations in states having jurisdiction over UDCIC and UDCLH may require that the Company increase its investment in such subsidiaries. However, the Company does

                                    13 of 15
not believe that compliance with such regulations will adversely affect the Company's ability to meet its operating cash requirements. Applicable laws generally limit the ability of the Company's subsidiaries to pay dividends to the extent that required regulatory capital would be impaired.

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

                           PART II. OTHER INFORMATION

ITEM 5.  PENDING MERGER WITH PROTECTIVE LIFE CORPORATION

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

The Merger is subject to approval by the stockholders of the Company, regulatory approvals and other customary closing conditions. Therefore, there can be no assurance as to whether or when the Merger will be completed. A meeting of the stockholders of the Company is scheduled for September 11, 1998 for the purpose of obtaining stockholders' approval of the Merger.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

2.1* Agreement and Plan of Merger dated as of March 10, 1998 and amended as of March 17, 1998, as of July 8, 1998 and as of August 6, 1998 by and among Protective Life Corporation, PLC Merger Subsidiary Corporation and the Company (filed as Annex 1 to the Company's Proxy Statement included as part of Amendment No. 1 to Protective Life Corporation's Registration Statement on Form S-4, No. 333-60535, filed with the Commission on August 6, 1998 and incorporated herein by reference).
3.1*       Restated Certificate of Incorporation of the Company (filed as
           Exhibit 3.01 to the Company's Registration Statement on Form S-1, Registration Number 33-94356 (the "1995 Registration Statement") and incorporated herein by reference).
3.2* Amended and Restated Bylaws of the Company (filed as Exhibit 3.02 to the 1995 Registration Statement and incorporated herein by reference).
4.1* Specimen Common Stock Certificate (filed as Exhibit 4.01 to the 1995 Registration Statement and incorporated herein by reference).
11.0**     Statement regarding computation of per share earnings.
27.1**     Financial Data Schedule

                                    14 of 15

-------------------------------

*    Previously filed.
**   Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED DENTAL CARE, INC.


Date:   August 14, 1998             By: /s/ JOHN W. McCARTY
                                        ----------------------------------------
                                        John W. McCarty, Senior Vice President
                                        Chief Financial Officer




                                    15 of 15

                                 Exhibit Index

Exhibit        Description
---------      ------------------
  11.0         Statement regarding computation of per share earnings.
  27.1         Financial Data Schedule